Form 10-Q
period 2013-10-31
Language Arts Corp.
filed 2013-11-25
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	9,500,000 shares
(Class)	(Outstanding as at November 25, 2013)

LANGUAGE ARTS CORP.

Table of Contents

Page

PART I - FINANCIAL INFORMATION 3
Item 1. Financial Statements 3
Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation 11
Item 3. Quantitative and Qualitative Disclosure About Market Risks 13
Item 4T. Controls and Procedures 13
PART II - OTHER INFORMATION 15
Item 1. Legal Proceedings 15
Item 1A. Risk Factors 15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 15
Item 3. Defaults Upon Senior Securities 15
Item 4. Mine Safety Disclosures 15
Item 5. Other Information 15
Item 6. Exhibits and Reports on Form 8-K 16
SIGNATURES 17

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

LANGUAGE ARTS CORP.

(A Development Stage Company)

Condensed Balance Sheets

	October 31,	April 30,
	2013	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$42,423	$-
Total current assets	42,423	-

Total assets	$42,423	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$950	$400
Total current liabilities	950	400

Total liabilities	950	400

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 9,500,000 and 6,000,000 shares issued and outstanding
as of October 31, 2013 and April 30, 2013, respectively	9,500	6,000
Additional paid-in capital	47,000	14,000
Subscriptions receivable	-	(20,000)
Deficit accumulated during development stage	(15,027)	(400)
Total stockholders’ equity	41,473	(400)

Total liabilities and stockholders’ equity	$42,423	$-

See Accompanying Notes to Financial Statements.

LANGUAGE ARTS CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Inception
	For the three months	For the six months	(April 22, 2013)
	ended	ended	Through
	October 31, 2013	October 31, 2013	October 31, 2013

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	779	1,777	2,177
Professional fees	7,850	12,850	12,850
Total expenses	8,629	14,627	15,027

Operating loss	(8,629)	(14,627)	(15,027)

Net loss	$(8,629)	$(14,627)	$(15,027)

Net loss per share-basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	7,796,739	6,865,445

See Accompanying Notes to Financial Statements.

LANGUAGE ARTS CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

		Inception
	For the six months	(April 22, 2013)
	ended	Through
	October 31, 2013	October 31, 2013

Operating Activities
Net loss	$(14,627)	$(15,027)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	550	950
Net cash used in operating activities	(14,077)	(14,077)

Financing Activities
Proceeds from notes payable	100	100
Repayment of notes payable	(100)	(100)
Donated capital	1,500	1,500
Proceeds from issuance of common stock	55,000	55,000
Net cash provided by financing activities	56,500	56,500

Net increase in cash	42,423	42,423
Cash - beginning	-	-
Cash - ending	$42,423	$42,423

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of October 31, 2013.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013 and April 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Accounting policies and procedures (continued)

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of October 31, 2013.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $15,027 as of October 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Note payable

On May 3, 2013, a third party individual loaned the company $100 in cash.  The loan is due on demand, has no terms of repayment, is unsecured and bears no interest.  On September 3, 2013, the loan was repaid in full.  As of October 31, 2013, the balance owed on this loan was $0.

Note 4 - Stockholders’ equity

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

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 4 - Stockholders’ equity (continued)

During August 2013, an officer and director donated cash of $1,500.  The funds are not expected to be repaid and are considered additional paid-in capital.

On October 18, 2013, the Company issued 3,500,000 shares of its $0.001 par value common stock in a registered public offering for total gross proceeds of $35,000 in cash.

Note 5 - Warrants and options

As of October 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Subsequent Events

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

Results of Operation for the three and six months ended October 31, 2013 and for the period from inception (April 22, 2013) through October 31, 2013

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

Operating expenses

We incur various costs and expenses in the execution of our business. During the quarter ended October 31, 2013, total expenses were $8,629, which is attributable to $779 in general and administrative expenses and $7,850 in professional fees related to the registration of common stock for sale to the public.

In the six month period ended October 31, 2013, total expenses were $14,627, comprised of general and administrative costs of $1,777 and professional fees in the amount of $12,850.

From our inception to October 31, 2013, total expenses were $15,027, of which $2,177 were for general and administrative expenses and $12,850 in professional fees.

Net loss

In the three month period ended October 31, 2013, we incurred a net loss of $8,629.  During the six months ended October 31, 2013, our net loss totaled $14,627.  Since our inception, our aggregate net loss was $15,027.

Liquidity and capital resources

We recently registered for sale up to 5,000,000 shares of our common stock at a price of $0.01 per share.  In October, 2013, we sold a 3,500,000 shares of our par value common stock for gross cash proceeds of $35,000.  As of October 31, 2013, we had $42,423 of cash on hand.

Management believes are current funds will be sufficient to establish a base of operations over the next 12 months.  With our alpha site published, we have been working to build shopping cart capabilities so that we will no longer need to rely upon third parties.  We are also working to develop a web marketing strategy, which we hope to implement during our fiscal third quarter.

However, we currently do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our management believes that in the event we require additional capital, we will be required to conduct additional sales of our capital stock or debt securities for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

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

LANGUAGE ARTS CORP.
(Registrant)

Signature	Title	Date

/s/ Maria del Pilar Jaen	President and CEO	November 25, 2013
Maria del Pilar Jaen

/s/ Maria del Pilar Jaen	Principal Accounting Officer	November 25, 2013
Maria del Pilar Jaen	Chief Financial Officer