Form 10-Q
period 2014-01-31
Language Arts Corp.
filed 2014-03-14
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	9,500,000 shares
(Class)	(Outstanding as at March 14, 2014)

LANGUAGE ARTS CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form S-1/A, most recently filed with the Commission on August 8, 2013.

LANGUAGE ARTS CORP.

(A Development Stage Company)

Condensed Balance Sheets

	January 31,	April 30,
	2014	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$36,207	$-
Total current assets	36,207	-

Total assets	$36,207	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$200	$400
Total current liabilities	200	400

Total liabilities	200	400

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 9,500,000 and 6,000,000 shares issued and outstanding
as of January 31, 2014 and April 30, 2013, respectively	9,500	6,000
Additional paid-in capital	47,000	14,000
Subscriptions receivable	-	(20,000)
Deficit accumulated during development stage	(20,493)	(400)
Total stockholders’ equity	36,007	(400)

Total liabilities and stockholders’ equity	$36,207	$-

See Accompanying Notes to Financial Statements.

LANGUAGE ARTS CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Inception
	For the three months	For the nine months	(April 22, 2013)
	ended	ended	Through
	January 31, 2014	January 31, 2014	January 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	1,091	2,868	3,628
Professional fees	4,375	17,225	17,225
Total expenses	5,466	20,093	20,493

Operating loss	(5,466)	(20,093)	(20,493)

Net loss	$(5,466)	$(20,093)	$(20,493)

Net loss per share-basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	9,500,000	7,765,580

See Accompanying Notes to Financial Statements.

LANGUAGE ARTS CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

		Inception
	For the nine months	(April 22, 2013)
	ended	Through
	January 31, 2014	January 31, 2014

Operating Activities
Net loss	$(20,093)	$(20,493)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(200)	200
Net cash used in operating activities	(20,293)	(20,293)

Financing Activities
Proceeds from notes payable	100	100
Repayment of notes payable	(100)	(100)
Donated capital	1,500	1,500
Proceeds from issuance of common stock	55,000	55,00
Net cash provided by financing activities	56,500	56,500

Net increase in cash	36,207	36,207
Cash - beginning	-	-
Cash - ending	$36,207	$36,207

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of January 31, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014 and April 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of January 31, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $20,493 as of January 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 3 - Stockholders’ equity (continued)

On October 18, 2013, the Company issued 3,500,000 shares of its $0.001 par value common stock in a registered public offering for total gross proceeds of $35,000 in cash.

As of January 31, 2014, there have been no other issuances of common stock.

Note 4 - Warrants and options

As of January 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 5 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.

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

Results of Operation for the three and nine months ended January 31, 2014 and for the period from inception (April 22, 2013) through January 31, 2014

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

Operating expenses

We incur various costs and expenses in the execution of our business. During the quarter ended January 31, 2014, total expenses were $5,466, which is attributable to $1,091 in general and administrative expenses and $4,375 in professional fees related to maintaining our public reporting status.

In the nine month period ended January 31, 2014, total expenses were $20,093, comprised of general and administrative costs of $2,868 and professional fees in the amount of $17,225.

From our inception to January 31, 2014, total expenses were $20,493, of which $3,268 were for general and administrative expenses and $17,225 in professional fees.

Net loss

In the three month period ended January 31, 2014, we incurred a net loss of $5,466.  During the nine months ended January 31, 2014, our net loss totaled $20,093.  Since our inception, our aggregate net loss was $20,493.

Liquidity and capital resources

We recently registered for sale up to 5,000,000 shares of our common stock at a price of $0.01 per share.  During the second quarter ended October 31, 2013, we sold a 3,500,000 shares of our par value common stock for gross cash proceeds of $35,000.  As of January 31, 2014, we had $36,207 remaining of cash on hand.

Management believes that current funds will be sufficient to establish a base of operations over the next 12 months.  With our alpha site published, we have been working to build shopping cart capabilities so that we will no longer need to rely upon third parties.  We are also working to develop a web marketing strategy, which we hope to implement during our fiscal third quarter.

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

LANGUAGE ARTS CORP.
(Registrant)

Signature	Title	Date

/s/ Maria del Pilar Jaen	President and CEO	March 14, 2014
Maria del Pilar Jaen

/s/ Maria del Pilar Jaen	Principal Accounting Officer	March 14, 2014
Maria del Pilar Jaen	Chief Financial Officer