Form 10-K
period 2014-04-30
Language Arts Corp.
filed 2014-06-27
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-54877

LANGUAGE ARTS CORP.
(Name of small business issuer in its charter)

Nevada	46-2681687
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

P.O. Box El Dorado 0819-11689 Panama, Republic de Panama
(Address of principal executive offices)

Issuer’s telephone number: (+1407) 374-1407

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $0 as of April 30, 2014.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2014 was 9,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

LANGUAGE ARTS CORP.

FORM 10-K

For the fiscal year ended April 30, 2014

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

Language Arts Corp. was incorporated in the State of Nevada on April 22, 2013, to design, develop and launch an online language learning and translation service.

During the period ended April 30, 2014, we incurred a net loss of $44,212.  As of April 30, 2014, we had $2,700 in total liabilities and cash of $14,988.  We have yet to commence our planned merchandising operations.  As of the date of this registration statement, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the annual report.  If our business fails, investors may face a complete loss of their investment.

Our mailing address is P.O. Box El Dorado, 0819-11689, Panama, Republic de Panama.

Our fiscal year end is April 30.

Business of Issuer

Principal Services and Principal Markets

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

Our goal is to become a leading provider of language learning and translation services and products via the Internet.  We plan to market and sell software, audio and video aids, books and accessories through our website.  The products we plan to sell will be developed and published by third parties; all products will be purchased or fulfilled by third-party manufacturers or distributors.  We are still in the development stage, and we do not have any saleable inventory and have not yet identified any specific products, manufacturers or suppliers.

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

Distribution Methods of the Products

We are currently in the process of establishing a base of operations as a language learning company.  We have a website, which serves as our primary distribution channel.

Industry Background and Competition

The Internet has become the de facto source for information on all things, including language learning and translation services.  There has been a very rapid adoption of interactive technologies and software tools to help learning, supported by the rapid increase in computing technologies and Internet use.  Competitive parameters include the range of our product offerings, the performance and quality of our language learning services, the reliability of our infrastructure, our scalability and capacity, ease of use and our ability to establish a base of operations and brand awareness.

The language learning market is highly fragmented and consists of the following primary models: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio tapes and software that rely on grammar and translation; and free online offerings that provide basic content and opportunities to practice writing and speaking. Based solely upon the industry research and evaluation of our competitors conducted by our management, it is the belief of our management that the sector in which we are seeking to establish a base of operations in is evolving and growing rapidly, and companies are continually introducing new products and services.  The market for our services is highly competitive.  We expect to directly compete with business, including other language learning websites, software and mobile applications, as well as other language translation services, websites and software.

All of our competitors have longer operating histories, more customers, greater financial strength, more name recognition and larger technical staffs.  These competitors may be able to attract customers more easily because of their financial resources and awareness in the market and free subscriptions because of advertising revenue.  Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Intellectual Property

Our ability to protect any core technology and intellectual property we may develop will be critical to our success.  We intend to rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements.  As of the date of this registration statement, we have no intellectual property to protect.

Government Regulation

We are a corporation formed in the United States and based in Panama.  As an internet company, we operate globally and are potentially subject to various local and foreign laws governing businesses in general.  Since we will be operating as a foreign entity in Panama, we will be required to register with the Panamanian government and obtain any necessary permits and/or licenses.

There are comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, and the regulation of content in various jurisdictions.

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

Number of total employees and number of full time employees

We rely exclusively on the services of our sole officer and director.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by this individual.  We do not anticipate hiring employees over the next 12 months.

Reports to Security Holders

1.

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.

We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Our sole officer and director does not experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our sole officer and director has no public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Because our sole officer and director has no experience with e-commerce and online sales, we may not generate material sales and we face a high risk of failure.

Our sole officer and director has no experience operating an e-commerce business.  As such, there can be no assurance that we will be able to implement planned principal operations or generate any sales, and face a high risk of business failure.

Investors may lose their entire investment if we are unable to continue as a going concern.

Language Arts Corp. was formed in April 2013.  We have not yet begun our planned principal operations and have no operational history on which you can evaluate our business and prospects.  We are a small company without guaranteed or recurring streams of revenues.  Our prospects must therefore be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development and without significant operating history.  These risks include, without limitation, the absence of guaranteed long-term revenue streams, management that is inexperienced in managing a public company, a competitive market environment with numerous larger competitors and lack of brand recognition.  We cannot guarantee that we will be successful in establishing a presence in the language translation and learning industry or in accomplishing our objectives.  If our business fails, investors may face a complete loss of their investment.

We may experience liquidity and solvency problems, which could impair our operations or force us out of business.

We have no long-term or contractual obligations with clients to provide for guaranteed future revenues.  Additionally, future expenditures may be higher than our management may anticipate and budget for, which could materially harm our business.  As such, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Our independent accounting firm has expressed substantial doubt about our ability to continue as a going concern.

At April 30, 2014, we had not begun to generate revenue, had no certainty of earning revenues in the future, and had no cash on hand.  We expect to spend up to $15,000 in the next 12 months of operations to execute our planned principal operations and continue as a going concern.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control.  These factors include general economic conditions, market acceptance of our future products and services and competitive efforts.  Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods.  As such, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  You should consider our independent registered public accountant’s comments when determining if an investment in the Company is suitable.

The language learning industry is highly competitive, and we are in an unfavorable competitive position.

Our management believes we compete, in general, with numerous, more established companies providing language learning and translation services.  The market for these services is rapidly evolving, highly fragmented and intensely competitive, and we expect both product and pricing competition to persist and intensify.  All of our competitors are significantly larger and have substantially greater financial, technical, sales, marketing and other resources and substantially greater name recognition.  The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements, reduce prices to win new customers and offer free language learning software or online services.  It is also possible that new competitors or alliances among competitors will emerge in the future.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

We may not be able to attract or retain users of our language learning services.

Consumer habits continuously change so we must consistently provide users/subscribers with an enhanced experience online.  Demand for our proposed language learning software products and related services is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

1.

Identify and respond to these trends in a timely manner;

2.

Introduce our products and services on a timely basis;

3.

Establish a base of operations; and

4.

Build brand awareness.

A decline in demand for our proposed language learning products and services, or any failure on our part to satisfy changing consumer preferences, could harm our business and profitability.

We may be unable to develop and maintain our online language learning properties.

We intend to contract developers to create and publish our online language learning products, services and websites (collectively referred to hereinafter as “property” or “properties”). Due to the current demand for skilled website developers and graphic designers, we may not be able to acquire suitable contractors, or they may not be available to us at an acceptable cost.  We will need to ensure that the candidates are qualified to develop a user-friendly online property.  If we are unable to acquire their services, we will not be able to complete the website and user-friendly interface, which is the most important aspect of our business development.  We cannot assure you that the services we seek to create will be successful or that they will be profitable, or if they are profitable, that they will provide an adequate return on capital expended.  If we are not successful in developing these new services, we will be unable to commence our planned operations.

We may lose our sole officer and director without an employment agreement.

Our proposed operations depend substantially on the skills and experience of our sole officer and director, Maria Del Pilar Jaen.  We have no other full- or part-time employees besides this individual.  Furthermore, we do not maintain key man life insurance on our sole officer and director.  Without an employment contract, we may lose our officer and director to other pursuits without a sufficient warning and, consequently, go out of business.

Our sole officer and director is currently involved in other business opportunities and may face a conflict in selecting between our company and her other business interests, but has committed to devote approximately 20 hours per week to our operations.  In the event Ms. Jaen is unavailable, we may experience periodic interruption in our business operations.  Such delays could have a significant negative effect on the success of the business.  We have not formulated a policy for the resolution of such conflicts.  If we were to lose the services of Ms. Jaen to other pursuits without a sufficient warning we may, consequently, go out of business.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Our proposed language learning properties will exist in an industry subject to:

•

Rapid technological change;

•

The proliferation of new and changing media;

•

Request new product and service introductions and updates; and

•

Changes in customer demands.

Any of the above changes that we fail to anticipate could reduce the demand for our proposed services and online properties, as well as any future products or services we may introduce in the future.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

If any of our services contain defects or errors or if new releases are delayed, our reputation could be harmed, resulting in significant costs to us and impairing our ability to sell our solutions.

If our proposed services contain defects, errors or security vulnerabilities upon launch, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our services in the future. We would expect that, despite our testing, errors will be found in our services and future enhancements. Significant errors could lead to, among other things:

•

Delays in or loss of market acceptance of our products and services;

•

Diversion of our resources;

•

A lower rate of license renewals or upgrades for consumer and institutional customers;

•

Injury to our reputation; or

•

Increased service expenses or payment of damages.

The Internet is subject to security and stability risks that could harm our proposed business and expose us to litigation or liability.

We are entirely dependent upon the security and stability of the Internet to be able to deliver our proposed language education products and services.  Online and mobile commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Once we are operational, any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our proposed business.

Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others.

Our success depends in part on our ability to:

•

obtain copyrights or trademarks or rights to copyrights or trademarks, where necessary, and to maintain their validity and enforceability;

•

operate without infringing upon the proprietary rights of others; and

•

prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks.  Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability.  In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third party claims of infringement against us), there can be no assurance that we would prevail.  Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, develop our products and services or make acquisitions or other investments. In addition, if our business plans change, general economic, financial or political conditions in our markets change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our conclusions as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

Our sole director and officer is located in a non-United States jurisdiction and so you may have limited effective recourse against our management for misconduct and may not be able to enforce judgments and civil liabilities against our directors, officers and agents.

Our sole director and officer, Ms. Jaen, resides in Panama and any attempt to enforce liabilities upon such individual under the United States' securities and bankruptcy laws may be difficult. It may be difficult for courts in the United States to obtain jurisdiction over Ms. Jaen and, as a result, it may be difficult or impossible for you to enforce judgements rendered against us or Ms. Jaen in the United States' courts.  Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against Ms. Jaen or us, you may face potential difficulties in bringing lawsuits, or if successful, in collecting judgments against our sole officer and director or us.

U.S. investors may have difficulty enforcing judgments and civil liabilities against Language Arts.

Language Arts is organized in the United States, with its principal executive offices and corporate seat in Panama.  Our sole director and officer is a resident of jurisdictions outside the United States.  Additionally, we expect the majority of our assets and the assets of our sole officer are located outside the United States.  As a result, U.S. investors may find it difficult to effect service of process within the United States upon the company or our sole officer or to enforce outside the United States judgments obtained against the company or our sole officer in U.S. courts, including actions predicated upon the civil liability provisions of the U.S. federal securities laws.  Likewise, it may also be difficult for an investor to enforce in U.S. courts judgments obtained against the company or our sole officer in courts in jurisdictions outside the United States, including actions predicated upon the civil liability provisions of the U.S. federal securities laws.  It may also be difficult for a U.S. investor to bring an original action in a Panamanian court predicated upon the civil liability provisions of the U.S. federal securities laws against us or our sole director.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock. We cannot guarantee that a meaningful trading market will develop.  The future trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

We are currently considered a “shell company,” which limits the tradability of our shares.

We are, currently, considered a "shell company" within the meaning of Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, in that we currently have nominal operations and nominal assets other than cash.  Accordingly, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.  As a result of our classification as a shell company, our investors are not allowed to rely on the "safe harbor" provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company.  Additionally, we may not register our securities on Form S-8 (an abbreviated form of registration statement).  We can provide no assurance or guarantee that we will cease to be a shell company and, accordingly, we can provide no assurance or guarantee that there will be a liquid market for our shares.  Resultantly, investors may not be able to sell their shares and may lose their entire investment.

Investors may be unable to sell their shares without complying with “Blue Sky” regulations.

Each state has its own securities laws, also known as blue sky laws, which, in part, regulates both the offer and sale of securities.  In most instances, offers or sales of a security must be registered or exempt from registration under these blue sky laws of the state or states in which the security is offered and sold.  The laws and filing or notification requirements tend to vary between and among states. Investors should consult an attorney or a licensed investment professional prior to delving into blue sky laws.  Failure to comply with applicable securities regulations may lead to fines or imprisonment.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”  These exemptions include

1.

Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

2.

Reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

3.

Exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years.  However, we would cease to qualify as an emerging growth company if we:

1.

Generate annual gross revenues of $1.0 billion or more in a fiscal year;

2.

Issue, during the previous three-year period, more than $1.0 billion in non-convertible debt; or

3.

Become a “large accelerated filer,” defined by the SEC as a company with a word-wide public float of its common equity of $700 million or more.

We have not paid any cash dividends and do not intend to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to reinvest any earnings in the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.  Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Special note regarding forward-looking statements

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space provided by Maria del Pilar Jaen, our sole officer and director, at no charge to us.  The total useable space measures approximately 100 square feet.  Although we believe our current facilities are sufficient, we may require additional office space in the next 12 months, although we cannot be assured that such additional space will be available on reasonable terms, if at all.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "LGUA".  As of April 30, 2014, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  The Company makes no representation about the value of its common stock.

Holders

As of the date of this report, Language Arts Corp. has 9,500,000 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida, Phone: (813) 344-4490.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

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

Operating expenses

We incur various costs and expenses in the execution of our business. During the year ended April 30, 2014, total expenses were $43,812, which is attributable to $4,268 in general and administrative expenses, $38,125 in professional fees related to maintaining our public reporting status and $1,419 in executive compensation.

In the year ended April 30, 2013, total expenses were $400, comprised solely of general and administrative costs of $400.

From our inception to April 30, 2014, total expenses were $44,212, of which $1,419 was paid in executive compensation, $4,668 were for general and administrative expenses and $38,125 are attributed to professional fees.

Net loss

In the years ended April 30, 2014 and 2013, we incurred a net losses of $43,812 and $400, respectively. Since our inception, our aggregate net loss was $44,212.

Liquidity and capital resources

We recently registered for sale up to 5,000,000 shares of our common stock at a price of $0.01 per share.  During the second quarter ended October 31, 2013, we sold a 3,500,000 shares of our par value common stock for gross cash proceeds of $35,000.  As of April 30, 2014, we had $14,988 remaining of cash on hand.

Management believes that current cash on hand of $14,988 is not sufficient to continue our efforts to establish a base of operations over the next 12 months.  We currently do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our management believes that in the event we require additional capital, we will be required to conduct additional sales of our capital stock or debt securities for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report

Language Arts Corp.

(A Development Stage Company)

Balance Sheets

(Audited)

	April 30,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$14,988	$-
Total current assets	14,988	-

Total assets	$14,988	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,700	$400
Total current liabilities	2,700	400

Total liabilities	2,700	400

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares
authorized, 9,500,000 and 6,000,000 shares issued
and outstanding as of April 30, 2014 and 2013, respectively	9,500	6,000
Additional paid-in capital	47,000	14,000
Subscriptions receivable	-	(20,000)
Deficit accumulated during development stage	(44,212)	(400)
Total stockholders’ deficit	12,288	(400)

Total liabilities and stockholders’ equity	$14,988	$-

The accompanying notes are an integral part of these financial statements.

Language Arts Corp.

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		Inception
	April 30,		(April 22, 2013) to
	2014	2013	April 30, 2014

Revenue	$-	$-	$-

Expenses:
Executive compensation	1,419	-	1,419
General and administrative expenses	4,268	400	4,668
Professional fees	38,125	-	38,125
Total expenses	43,812	400	44,212

Net loss	$(43,812)	$(400)	$(44,212)

Net loss per share - basic	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding - basic	8,188,493	7,765,580

The accompanying notes are an integral part of these financial statements.

Language Arts Corp.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From Inception (April 22, 2013) to April 30, 2014

(Audited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Deficit

April 23, 2013
Founders shares
Issued for cash receivable
$0.001 per share	6,000,000	6,000	14,000	(20,000)	-	-

Net loss	-	-	-	-	(400)	(400)

Balance, April 30, 2013	6,000,000	6,000	14,000	(20,000)	(400)	(400)

May 3, 2013
Receipt of subscription receivable	-	-	-	20,000	-	20,000

August 2013
Donated capital	-	-	1,500	-	-	1,500

October 2013
Stock issued for cash
$0.01 per share	3,500,000	3,500	31,500	-	-	35,000

Net loss	-	-	-	-	(43,812)	(43,812)

Balance, April 30, 2014	9,500,000	$9,500	$47,000	$-	$(44,212)	$12,288

The accompanying notes are an integral part of these financial statements.

Language Arts Corp.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

			Inception
	For the years ended		(April 22, 2013)
	April 30,		Through
	2014	2013	April 30, 2014

Operating activities
Net loss	$(43,812)	$(400)	$(44,212)
Changes in operating assets and liabilities:
Increase in accounts payable	2,300	400	2,700
Net cash used in operating activities	(41,512)	-	(41,512)

Financing activities
Proceeds from notes payable	100	-	100
Repayment of note payable	(100)	-	(100)
Donated capital	1,500	-	1,500
Issuances of common stock	55,000	20,000	55,000
Stock receivable	-	(20,000)	-
Net cash provided by financing activities	56,500	-	56,500

Net increase (decrease) in cash	14,988	-	14,988
Cash - beginning	-	-	-
Cash - end	$14,988	$-	$14,988

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 1 - History and organization of the company

The Company was organized April 22, 2013 (Date of Inception) under the laws of the State of Nevada, as Language Arts Corp.  The Company is authorized to issue up to 75,000,000 shares of its $0.001 par value common stock.

The business of the Company is to sell language education and translation software via the Internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Basis of Presentation:

The financial statements present the balance sheets, statements of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Year end

The Company has adopted April 30 as its fiscal year end.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of April 30, 2014 and 2013.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014 and 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and other current liabilities. Fair values were assumed to approximate carrying values for cash and other current liabilities because they are short term in nature and they are payable on demand.

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at April 30, 2014 and 2013.

General and administrative expenses

The significant components of general and administrative expenses consist of bank fees and license and permit fees.

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-

dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of April 30, 2014 and 2013.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Income Taxes

The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of April 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of April 30, 2014 and 2013, no income tax expense has been incurred.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $44,212 as of April 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Income taxes

For the years ended April 30, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At April 30, 2014 and 2013, the Company had approximately $44,212 and $400 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2033. The provision for income taxes consisted of the following components for the year ended April 30:

The components of the Company’s deferred tax asset are as follows:

	April 30, 2014	April 30, 2013
Deferred tax assets:
Net operating loss carry forwards	15,474	140
Valuation allowance	(15,474)	(140)
Total deferred tax assets	$ -	$ -

Language Arts Corp.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 4 - Income taxes (continued)

The valuation allowance for deferred tax assets as of April 30, 2014 and 2013 was $15,474 and $140, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2014, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30:

2014

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Note 5 - Stockholders’ equity

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

As of April 30, 2014, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of April 30, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended April 30, 2014, due to the following:

Lack of Segregation of Duties:  Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and out current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below:

We lack the necessary corporate accounting resources to maintain adequate segregation of duties.  We currently rely heavily on our only employee, our founder and President, for almost every key financial duty and he has access to materially all of our financial information.  Such a lack of segregation of duties is typical in a company with limited resources.  Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

We do not have a formal Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and our current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

Our management believes the lack of a functioning Audit Committee has not had a material effect on our financial results.  Our present management will continue to address our need for additional financial personnel and other independent members for our Board of Directors and identify an “expert” for the Audit Committee to advise other members with regard to accounting and reporting procedures.

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. When funds become are available, we will be able to appoint a qualified independent director.  Appointing a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended April 30, 2014, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified.  The officers are appointed by our Board of Directors to a term of one year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position	Period of Service

Maria del Pilar Jaen	38	President, Secretary, Treasurer and Director	2013-2014

Background of Directors, Executive Officers, Promoters and Control Persons

Maria del Pilar Jaen - Mr. Jaen has been a language professor for nearly 12 years, most recently with Spanish Panama from June 2005 through present day.  Spanish Panama is a company set in Panama City that is dedicated to teach Spanish to foreign students.  Spanish Panama provides students the ability to learn conversational Spanish or receive specialized Spanish classes in Panama for business, corporations, banking or health care professionals.  She has also been a freelance Spanish professor from December 2010 through current.  This profession has inspired her to create a company that will adapt efficient language services to the needs of her customers and attract more customers with better tools and modern techniques.

Promoters

Maria del Pilar Jaen is a founder and director, and, as such, is considered a promoter of our company.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  We currently have no plans to establish audit, compensation or nominating committees.

As defined in Item 407 of Regulation S-K, our sole director, Ms. Jaen, is not considered an independent director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No petition under the Federal bankruptcy laws or any state insolvency law has ever been filed by or against, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of our sole officer and director, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing.

Neither our sole officer and director nor any consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of our sole director and officer nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

Our sole director and officer has not been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Our sole officer and director has never been convicted of violating a federal or state securities or commodities law.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2013 and 2012 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings($)	All Other Compen -sation ($)	Total ($)

Maria del Pilar Jaen	2014	-	-	-	-	-	-	1,419	-
President and CEO	2014	-	-	-	-	-	-	-	-

Employment Contracts and Officers’ Compensation

We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.

Directors’ Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

We do not have employment agreements with any of our officers.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director’s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of the Company’s common stock as of April 14, 2014 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Maria del Pilar Jaen, President and CEO	6,000,000	63.16%

	All Directors and Officers as a group (1 person)	6,000,000	63.16%

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 23, 2013, we issued a total of 6,000,000 shares of $0.001 par value common stock to Maria del Pilar Jaen, founder and sole officer and sole director for a total amount of $20,000 in cash.

Additionally, we use office space and services provided without charge by our sole officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013
Audit fees	$ 6,500	$ -
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$ 6,500	$ -

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)

Incorporated by reference to the Registration Statement on Form S-1 and amendments made thereto, originally filed with the SEC on June 3, 2013.

(2)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LANGUAGE ARTS CORP.
(Registrant)

By: /s/ Maria del Pilar Jaen
Maria del Pilar Jaen
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Maria del Pilar Jaen	Chief Executive Officer	June 20 2014
Maria del Pilar Jaen

/s/ Maria del Pilar Jaen	Principal Financial Officer	June 20, 2014
Maria del Pilar Jaen

/s/ Maria del Pilar Jaen	Principal Accounting Officer	June 20, 2014
Maria del Pilar Jaen