Form 10-K/A
period 2014-04-30
Language Arts Corp.
filed 2014-07-21
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Explanatory Note

This Amendment No. 1 on Form 10-K/A is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2014 (the “Report”) filed with the Securities and Exchange Commission on June 27, 2014. This Form 10-K/A is being filed for the sole purpose of including the audit report of our independent registered accounting firm, which was inadvertently omitted from the previously filed Report.  This Form 10-K/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

LANGUAGE ARTS CORP.

FORM 10-K/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Language Arts Corp.

We have audited the accompanying balance sheets of Language Arts Corp.  (A Development Stage Company) (the “Company”) as of April 30, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2014 and the  period from inception (April 22, 2013) to April 30, 2014. Language Arts Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Language Arts Corp. (A Development Stage Company) as of April 30, 2014 and 2013, and the results of their operations and their cash flows for the year ended April 30, 2014 and the period from inception (April 22, 2013) to April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company
Las Vegas, Nevada
June 27, 2014

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

By: /s/ Maria del Pilar Jaen
Maria del Pilar Jaen
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Maria del Pilar Jaen	Chief Executive Officer	July 15 2014
Maria del Pilar Jaen

/s/ Maria del Pilar Jaen	Principal Financial Officer	July 15, 2014
Maria del Pilar Jaen

/s/ Maria del Pilar Jaen	Principal Accounting Officer	July 15, 2014
Maria del Pilar Jaen