Form 10-Q
period 2014-07-31
Language Arts Corp.
filed 2014-09-15
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55270

Language Arts Corp.

(Exact name of registrant as specified in its charter)

Nevada	46-2681687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Peachtree Street NE, Suite 3650

Atlanta, GA 30309

(Address of principal executive offices)

409-965-376

 (Registrant’s telephone number, including area code)

_______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 9, 2014, 9,500,000  shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

LANGUAGE ARTS CORP.
Condensed Balance Sheets
(Unaudited)

	July 31, 2014	April 30, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$14,988
Total Current Assets	-	14,988

Total Assets	$-	$14,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	-	$2,700
Total Current Liabilities	-	2,700

Total Liabilities	-	2,700

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,500,000 shares issued and outstanding as of July 31, 2014 and April 30, 2014, respectively	9,500	9,500
Additional paid-in captial	47,000	47,000
Accumulated deficit	(56,500)	(44,212)
Total Stockholders' Equity	-	12,288

Total Liabilities and Stockholders' Equity	$-	$14,988

See Accompanying Notes to Condensed Financial Statements.

3

LANGUAGE ARTS CORP.
Condensed Statements of Operations
(Unaudited)

	Three months ended July 31,
	2014	2013

REVENUES	$-	$-

EXPENSES:
General and administrative expenses	2,288	998
Professional Fees	10,000	5,000
Total Operating Expenses	12,288	5,998

NET LOSS	$(12,288)	$(5,998)

Net Loss per share-basic and diluted	0.00	0.00
Weighted average number of common shares outstanding-basic and diluted	9,500,000	6,000,000

See Accompanying Notes to Condensed Financial Statements.

LANGUAGE ARTS CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended July 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(12,288)	$(5,998)
Adjustments to reconcile net income to
net cash provided by operations:
Net changes in assets and liabilities:
Decrease in accounts payable	(2,700)	-
Net Cash Used in Operating Activities	(14,988)	(5,998)
FINANCING ACTIVITIES
Notes Payable	-	100
Issuances of common stock	-	20,000
Net Cash Provided by Financing Activities	-	20,100
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,988)	14,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,988	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$14,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

See Accompanying Notes to Condensed Financial Statements.

LANGUAGE ARTS CORP.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – HISTORY AND ORGANIZATION OF THE COMPANY

The Language Arts Corp. (the “Company”) was incorporated on April 22, 2013 in the State of Nevada to design, develop and launch an online language learning and translation service via the Internet but never commenced such planned operations and has limited start-up operations and generated no revenues.

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.

The accompanying condensed consolidated financial statements at July 31, 2014 and April 30, 2014 and for the three months ended July 31, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – CAPITAL STOCK AND STOCK ACQUISITION

Stock Acquisition and Change of Control:

On July 23, 2014, pursuant to a stock purchase agreement (the “Purchase Agreement”) with the Company, FLASR, Inc. (“FLASR”) and Mr. Everett Dickson, FLASR’s sole shareholder, consummated the purchase of 6,000,000 shares of common stock of the Company. The shares represent 63.15% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares was $30,000.

The Purchase Agreement contains customary representations and warranties from the Company, FLASR and Mr. Dickson.

Effective July 23, 2014, pursuant to the Purchase Agreement, Ms. Jaen resigned as the sole officer and director of the Company and Mr. Dickson was appointed President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

Mr. Dickson, the new majority stockholder and sole officer and director of the Company, took control of the Company with the intention of merging his private, solely owned company FLASR into the Company. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the United States Securities and Exchange Commission (“SEC”).

As of the filing date of the July 31, 2014 Form 10Q with the SEC, there was no agreement between the Company and Mr. Dickson regarding the acquisition of the stock of FLASR.

Stock Dividend, Name Change and Increase in Authorized Common Stock Shares:

On July 30, 2014, the Company’s board of directors approved the implementation of a stock dividend payment in the form of a 1:6 forward stock split whereby shares of common stock held by each stockholder of record on August 28, 2014 will automatically receive shares at the rate of 1 for 5, without any action on the part of the stockholders. Accordingly, there will be an additional 47,500,000 shares of common stock issued and outstanding.

The Company has also filed an application with the Financial Institution Regulatory Authority (“FINRA”) to (i) change the ticker symbol of the Company to ‘FLASR’, (ii) change the name of the Company to FLASR Inc. (the “New FLASR”), (iii) increase the authorized share shares of common stock from 75,000,000 to 150,000,000 and (iv) increase the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has limited operations and is considered to be in the development stage. Effective this quarter, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Other than the above, the Company’s management has considered all other recent accounting pronouncements issued since formation and believes that these pronouncements will not have a material effect on the Company’s financial statements.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,”, “we,” “our” or “us” refer to Language Arts Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Plan of Operation

On July 23, 2014, Everett Dickson consummated the purchase of 6,000,000 shares of common stock of the Company from Maria del Pilar Jaen. The shares represent 63% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares of $30,000 is payable by Mr. Dickson to Ms. Jean on January 23, 2015. Everett Dickson, the majority stockholder and sole officer and director of the Company, took control of the Company with the intention of merging his private, solely owned company "FLASR Inc." into the Company. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the Securities and Exchange Commission. In order for the Company to acquire the issued and outstanding shares of FLASR Inc. from Mr. Dickson, a significant amount of information regarding FLASR and its business needs to be disclosed. This information includes, without limitation, audited financial statements of FLASR. The Company intends to focus its energies on the steps required for the consummation of the acquisition of FLASR Inc. Currently there is no agreement between the Company and Mr. Dickson regarding the acquisition of the stock of FLASR, but it is contemplated that such agreement will include representations and warranties customary for a transaction of this nature. It is also contemplated that the Company will issue approximately 7,600,000 shares to Mr. Dickson for his sale of the shares of FLASR. The Company will file a Current Report on Form 8-K when the Company and Mr. Dickson execute a definitive stock purchase agreement, as well as upon the consummation of the transactions contemplated by such agreement.

The Board approved the implementation of a stock dividend payment in the form of a 1:6 forward stock split whereby shares of common stock held by each stockholder of record on August 28, 2014 will automatically receive shares at the rate of 1 for 5, without any action on the part of the stockholders. Accordingly, there will be an additional 47,500,000 shares of common stock issued and outstanding. The Company has also filed an application with FINRA to (i) change the ticker symbol of the Company to "FLSR", (ii) change the name of the Company to FLASR Inc., (iii) increase the authorized share shares of common stock from 75,000,000 to 150,000,000 and (iv) increase the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock. The Company will file a Current Report on Form 8-K regarding the effectiveness of these actions.

Results of Operations

For the three months ended July 31, 2014 and July 31, 2013

Revenues

The Company did not generate any revenues during the three months ended July 31, 2014 and July 31, 2013.

Total operating expenses

For the three months ended July 31, 2014, total operating expenses were $12,288, consisting of general and administrative expenses of $2,288 and professional fees of $10,000. For the three months ended July 31, 2013, total expenses were $5,998, which is attributable to $998 in general and administrative expenses and $5,000 in professional fees related to the registration of common stock for sale to the public. Operating expenses increased $6,290, or approximately 105%, primarily due to the change of control which incurred during this period.

Net loss

For the three months ended July 31, 2014, the Company had a net loss of $12,288, as compared to a net loss for the three months ended July 31, 2013 of $5,998.

Liquidity and Capital Resources

As of July 31, 2014, the Company had no cash or any other assets.  We estimate that within the next 12 months we will need approximately $750,000 for the next twelve months to develop our business assuming we acquire FLASR Inc. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest.  If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

As of July 31, 2014, the Company has not recognized any revenue, has an accumulated deficit of $56,500 and total liabilities and stockholders' deficit of $14,988 from inception through April 30, 2014. Our auditors have issued a going concern opinion on our audited financial statements for the year ended April 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on its financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  As of July 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANGUAGE ARTS CORP.

Dated: September 15, 2014	By	/s/ Everett Dickson
Everett Dickson President, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

