Form 10-Q
period 2014-09-30
FLASR, Inc.
filed 2014-11-13
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 0-55270

FLASR, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2681687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Peachtree Street NE, Suite 3650

Atlanta, GA 30309

(Address of principal executive offices)

409-965-376

 (Registrant’s telephone number, including area code)

_____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2014, 107,000,000 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLASR, INC.
(Formerly: Language Arts Corp.)
BALANCE SHEET
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,021	$134
Accounts Receivable, net	4,350	4,698
Inventory	12,231	11,912
Total Current Assets	38,602	16,744

Intangible assets, net of $288 and $164 in amortization, respectively	4,837	4,678
Total Assets	$43,439	$21,422

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$101,031	$62,639
Accrued Interest Payable	$4,195	$-
Short-term debt	125,000	5,000
Due to Shareholder	219,731	248,864
Total Current Liabilities	449,957	316,503
Total Liabilities	449,957	316,503
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 150,000,000 shares authorized, 107,000,000 and 86,000,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	107,000	86,000
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and March 31, 2014	-	-
Additional paid-in captial	(107,000)	(86,000)
Accumulated deficit	(406,518)	(295,081)
Total Stockholders' Deficit	(406,518)	(295,081)
Total Liabilities and Stockholders' Deficit	$43,439	$21,422

See Accompanying Notes to Unaudited Condensed Financial Statements

FLASR, INC.
(Formerly: Language Arts Corp.)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$598	$-	$3,730	$-
COST OF SALES	515	-	2,009	-
GROSS PROFIT	83	-	1,721	-

OPERATING EXPENSES:
General and administrative	44,058	6,486	62,381	23,593
Preproduction Costs	39,850	-	40,350	6,250
Product Marketing Costs	2,090	12,656	4,926	53,441
Amortization Expense	124	-	124	-
Interest Expense	4,195	-	4,195	-
Research and Development Costs	-	4,400	1,182	28,303
Total Operating Expenses	90,317	23,542	113,158	111,587

NET LOSS	$(90,234)	$(23,542)	$(111,437)	$(111,587)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding:	89,195,652	86,000,000	87,606,557	86,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

FLASR, INC.
(Formerly: Language Arts Corp.)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended Sept 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(111,437)	$(111,587)
Amortization expense	124	-
Adjustments to reconcile netloss to net cash provided by operations:
Net changes in assets and liabilities:
Increase in prepaid expenses	-	(13,822)
Decrease in accounts receivable	348
Increase (decrease) in accounts payable	38,392	(2,631)
Increase (decrease) in accrued interest payable	4,195
Increase in inventory	(319)	(15,299)
Net Cash Used in Operating Activities	(68,697)	(143,339)
INVESTING ACTIVITIES
Capitalized trademark costs	(283)	(4,620)
Net Cash Used in Investing Activities	(283)	(4,620)
FINANCING ACTIVITIES
Proceeds from shareholder loans	16,778	161,035
Repayment from shareholder loans	(45,911)
Proceeds from other debt	125,000	-
Repayment from other debt	(5,000)	-
Net Cash Provided by Financing Activities	90,867	161,035
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,887	13,076
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134	1,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,021	$14,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

See Accompanying Notes to Unaudited Condensed Financial Statements

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

FLASR, Inc.

FLASR, Inc. (“FLASR”) was incorporated in the State of Delaware on February 13, 2013 to engage in the business of selling portable tobacco flasks. Mr. Everett Dickson owned all of the issued and outstanding shares of common stock of FLASR and was its President and Chief Executive Officer, Secretary and Treasurer and sole director.

Language Arts Corp.

The Language Arts Corp. (“Language Arts”) was incorporated in the State of Nevada on April 22, 2013 to design, develop and launch an online language learning and translation service via the Internet but never commenced such planned operations, had limited start-up operations, and generated no revenues.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.

The Company has elected a March 31 fiscal year end.

The accompanying condensed consolidated financial statements at September 30, 2014 and March 31, 2014 and for the three-month and six-month periods ended September 30, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the FLASR’S audited financial statements for the year ended March 31, 2014, attached as Exhibit 99.1 to the Form 8-K filed with the SEC on September 18, 2014.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited operating history and a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Management plans to raise money by selling stock, and expects additional cash flows from sales in future periods. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – EQUITY RECAPITALIZATION

Stock Purchase

On July 23, 2014, pursuant to a stock purchase agreement with Language Arts, Mr. Everett Dickson and FLASR, Mr. Dickson consummated the purchase of 6,000,000 (pre-split, as described below) shares of common stock, par value $0.001 per share, of the Language Arts from Maria del Pilar Jaen which represented 63.15% of the issued and outstanding shares of Language Arts on a fully diluted basis. The purchase price for the shares of $30,000 is payable by Mr. Dickson to Ms. Jaen on January 23, 2015.

Effective July 23, 2014, in connection with the closing of the stock purchase agreement, Ms. Jaen resigned as the sole officer and director of Language Arts and Mr. Dickson was appointed President, Chief Executive Officer, Chief Financial Officer and sole director of Language Arts. Mr. Dickson took control with the intention of merging FLASR into Language Arts.

Stock Split, Equity Transactions, and Reorganization

On July 30, 2014, Language Arts’ board of directors approved the implementation of a stock dividend payment, effective on September 22, 2014, in the form of a 1:6 forward stock split whereby each holder of record on August 28, 2014 of the 9,500,000 issued and outstanding shares of common stock automatically received shares at the rate of 1 for 5, without any action on the part of the stockholders. Accordingly, there were an additional 47,500,000 shares of common stock issued and outstanding on the said date.

Effective September 22, 2014, Language Arts, having amended and restated its articles of incorporation with the Secretary of State of Nevada; (i) changed its name to FLASR, Inc.; (ii) increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000; and (iii) authorized the issuance of 5,000,000 shares of blank check preferred stock. In addition, Language Arts changed its ticker symbol from “LGUA” to "FLSR".

FLASR Acquisition

On September 16, 2014, Language Arts acquired all of the outstanding capital stock (the “Shares”) of FLASR pursuant to a stock purchase agreement with FLASR and its sole stockholder Everett Dickson. As a result, FLASR became a wholly owned subsidiary of Language Arts.

In exchange for the Shares, Language Arts issued an aggregate of 50,000,000 shares (post-split) of its common stock to Mr. Dickson, resulting in Mr. Dickson owning 80.4% of the 107,000,000 issued and outstanding share capital of Language Arts (after adjusting for the 1:6 forward stock split as described above).

Reverse Capitalization

The acquisition of FLASR by Language Arts was treated as a reverse capitalization, with FLASR deemed the accounting acquirer and Language Arts deemed the accounting acquiree under the purchase method of accounting. The reverse merger is deemed a recapitalization and the accompanying financial statements represent the continuation of the financial statements of FLASR (the accounting acquirer/legal subsidiary) except for its capital structure, and the accompanying financial statements reflect the assets and liabilities of FLASR recognized and measured at their carrying value before the combination and the assets and liabilities of Language Arts (the legal acquiree/legal parent). The equity structure reflects the equity structure of Language Arts, the legal parent, and the equity structure of FLASR, the accounting acquirer, as restated to reflect the number of shares of the legal parent. The merged entity is referred to herein as “the Company”.

The following table reflects the net change in authorized, issued and outstanding shares of common and preferred stock of Language Arts, FLASR and the Company as a result of the reverse capitalization (as described in Note 2):

	Stockholders' Deficit
Description	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	Language Arts		FLASR
	Common Shares		Common Shares
Beginning Balances-March 31, 2014			200	200
Original Balances-Language Arts	75,000,000	9,500,000
Increase in authorized shares	75,000,000	-	-	-
Adjust for 1:6 forward stock split	-	47,500,000	-	-
Issuance of shares for FLASR acquisition	-	50,000,000	-	-
Elimination at FLASR's acquisition	-	-	(200)	(200)
Ending balances-September 30, 2014*	150,000,000	107,000,000	-	-

	Preferred Shares
Beginning Balances-March 31, 2014	-	-
Increase in authorized shares	5,000,000	-
Ending balances-September 30, 2014*	5,000,000	-

* The Company's post reverse capitalization share balances. The par value on ending common and preferred shares is $0.001.

NOTE 5 – INDEFINITE-LIVED INTANGIBLE ASSETS

The Company owns the FLASR trademark, which is used to market its products. As of September 30, 2014 and March 31, 2014, the total capitalized cost related to our trademark was $4,837 and $4,678, net of accumulated amortization of $288 and $164, respectively. Management determined that trademark has a 10 year useful life and it is being amortized over this period using the straight-line method.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans from shareholders represents a net short term payable that resulted from operating activities between the FLASR, the Company and Everett Dickson, FLASR’s founder and primary shareholder, and EMDI, LLC., FLASR’s affiliate owned 100% by Everett Dickson.

As of September 30, 2014 and March 31, 2014, the Company and FLASR, respectively, had outstanding notes payable to related parties of $219,731 and $248,864, respectively. These notes are unsecured, payable upon demand and have no stated interest rate.

NOTE 7 – NOTES PAYABLE

During the first quarter of 2015, the Company incurred in a notes payable with a third party for $50,000, 12% of interest rate and maturity date of March, 10, 2015.

During the second quarter of 2015, the Company incurred in a note payable with a third party for $75,000, 10% of interest rate and maturity date of September 2, 2015.

During the second quarter of 2015, the Company repaid $5,000 outstanding on FLASR’s note payable with a third party.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,”, “we,” “our” or “us” refer to Flasr, Inc. unless the context otherwise indicates.

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

Plan of Operation

On July 23, 2014, Everett Dickson consummated the purchase of 6,000,000 shares of common stock of the Company from Maria del Pilar Jaen. The shares represented 63% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares of $30,000 is payable by Mr. Dickson to Ms. Jean on January 23, 2015. Everett Dickson, the majority stockholder and sole officer and director of the Company, took control of the Company with the intention of merging his private, solely owned company "FLASR Inc." into the Company. The Board approved the implementation of a stock dividend payment in the form of a 1:6 forward stock split whereby shares of common stock held by each stockholder of record on August 28, 2014 automatically received shares at the rate of 1 for 5, without any action on the part of the stockholders. Accordingly, there were an additional 47,500,000 shares of common stock issued and outstanding. The Company has also filed an application with FINRA to (i) change the ticker symbol of the Company to "FLSR", (ii) change the name of the Company to FLASR Inc., (iii) increase the authorized share shares of common stock from 75,000,000 to 150,000,000 and (iv) increase the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock.

Pursuant to the closing of the Purchase Agreement on September 16, 2014, the Company acquired all of the issued and outstanding capital stock of FLASR Inc. from Mr. Dickson for 50,000,000 shares of the Company’s common stock and FLASR became a wholly-owned subsidiary of the Company. As a result of the acquisition, management intends to focus the Company’s business on FLASR’s development and sale of the portable FLASRs for tobacco by products.

Results of Operations

For the three months ended September 30, 2014 and September 30, 2013

Revenues

The Company generated $598 in revenues during the three months ended September 30, 2013, as compared to no revenues for the three months ended September 30, 2013.

Total operating expenses

For the three months ended September 30, 2014, total operating expenses were $90,317, consisting of general and administrative expenses of $44,058, preproduction costs of $39,850, interest expense of $4,195, product marketing costs of $2,090 and amortization expense of $124. For the three months ended September 30, 2013, total expenses were $23,542, which is attributable to $12,656 in product marketing costs, $6,486 in general and administrative expenses and $4,400 in research and development costs. Operating expenses increased $66,775, or approximately 284%, primarily due to the preproduction costs which did not exist as of the three months ended September 30, 2013 and the increase in general and administrative expenses.

Net loss

For the three months ended September 30, 2014, the Company had a net loss of $90,234, as compared to a net loss for the three months ended September 30, 2013 of $23,542.

Comparison of Six Months Ended September 30, 2014 and 2013

Revenues

The Company generated $3,730 in revenues for the six months ended September 30, 2014, as compared to no revenues for the six months ended September 30, 2013.

Total operating expenses

During the six months ended September 30, 2014 and 2013, total operating expenses were $113,158 and $111,587, respectively.

Net loss

During the six months ended September 30, 2014 and 2013, the net loss was $111,437 and $111,587, respectively.

Liquidity and Capital Resources

As of September 30, 2014, the Company had approximately $22,021 in cash. We estimate that within the next 12 months we will need approximately $1,500,000 for the next twelve months to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As of September 30, 2014, the Company and its wholly owned subsidiary FLASR, had outstanding notes payable to related parties of $219,731. These notes are unsecured, payable upon demand and have no stated interest rate.

Going Concern

As of September 30, 2014, the Company has not recognized any revenue, has total stockholders’ deficit of $406,518 and total liabilities of $449,957 from inception through April 30, 2014. Our auditors have issued a going concern opinion on our audited financial statements for the year ended April 30, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2014, the Company issued 50,000,000 shares of common stock to Mr. Dickson in consideration for the shares of FLASR Inc. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, for transactions by an issuer, not involving a public offering.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLASR, INC.

Dated: November 13, 2014	By:	/s/ Everett Dickson
Everett Dickson President, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

