Form 10-Q
period 2014-12-31
FLASR, Inc.
filed 2015-02-13
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

____________________________________________________________

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

As of February 12, 2015, 112,246,664 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLASR, INC.
(Formerly: Language Arts Corp.)
BALANCE SHEET
(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,864	$134
Accounts Receivable, net	4,350	4,698
Inventory	12,141	11,912
Total Current Assets	48,355	16,744
Intangible assets, net of $288 and $164 in amortization, respectively	4,837	4,678
Total Assets	$53,192	$21,422

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$82,203	$62,639
Accrued Interest Payable	11,590	-
Short-term debt	411,000	5,000
Due to Shareholder	168,599	248,864
Total Current Liabilities	673,392	316,503
Total Liabilities	673,392	316,503
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 150,000,000 shares authorized, 112,350,000 and 86,000,00 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	112,350	86,000
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and March 31, 2014	-	-
Additional paid-in captial	2,830,150	(86,000)
Accumulated deficit	(3,562,700)	(295,081)
Total Stockholders' Deficit	(620,200)	(295,081)
Total Liabilities and Stockholders' Deficit	$53,192	$21,422

See Accompanying Notes to Unaudited Condensed Financial Statements

FLASR, INC.
(Formerly: Language Arts Corp.)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

REVENUES	$11,331	$16,477	$15,061	$16,477
COST OF SALES	8,201	7,652	10,210	7,652
GROSS PROFIT	3,130	8,825	4,851	8,825

OPERATING EXPENSES:
General and administrative	3,008,176	14,699	3,070,557	38,291
Preproduction Costs	4,819	-	45,169	6,250
Product Marketing Costs	138,922	29,041	143,848	82,482
Amortization Expense	-	-	124	-
Research and Development Costs	-	1,250	1,182	29,553
Total Operating Expenses	3,151,917	44,990	3,260,880	156,576

OTHER EXPENSES:
Interest Expense	7,395	-	11,590	-

NET LOSS	$(3,156,182)	$(36,165)	$(3,267,619)	$(147,751)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Basic and diluted weighted average common shares outstanding:	109,442,391	86,000,000	94,911,636	86,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

FLASR, INC.
(Formerly: Language Arts Corp.)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(3,267,619)	$(147,751)
Amortization expense	124	-
Stock base compensation	2,942,500	-
Adjustments to reconcile net loss to
net cash provided by operations:
Net changes in assets and liabilities:
Decrease in prepaid expenses	-	379
(Increase) decrease in accounts receivable	348	(15,840)
Increase (decrease) in accounts payable	19,564	4,119
Increase (decrease) in accrued interest payable	11,590	-
Increase in inventory	(229)	(13,233)
Net Cash Used in Operating Activities	(293,722)	(172,326)
INVESTING ACTIVITIES
Capitalized trademark costs	(283)	(10,514)
Net Cash Used in Investing Activities	(283)	(10,514)
FINANCING ACTIVITIES
		-
Proceeds from other debt	425,000	-
Proceeds from shareholder loans	18,572	182,220
Repayment from other debt	(19,000)	-
Repayment from shareholder loans	(98,837)	-
Net Cash Provided by Financing Activities	325,735	182,220
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,730	(620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134	1,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,864	$380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

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

The accompanying condensed consolidated financial statements at December 31, 2014 and March 31, 2014 and for the three-month and nine-month periods ended December 31, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the FLASR’S audited financial statements for the year ended March 31, 2014, attached as Exhibit 99.1 to the Form 8-K filed with the SEC on September 18, 2014.

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

NOTE 4 – EQUITY RECAPITALIZATION AND ISSUANCE OF NEW SHARES

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

The following table reflects the net change in authorized, issued and outstanding shares of common and preferred stock of Language Arts, FLASR and the Company as a result of the reverse capitalization (as described in Note 2):

	Stockholders' Deficit
Description	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	Language Arts		FLASR
	Common Shares		Common Shares
Beginning Balances-March 31, 2014			200	200
Original Balances-Language Arts	75,000,000	9,500,000
Increase in authorized shares	75,000,000	-	-	-
Adjust for 1:6 forward stock split	-	47,500,000	-	-
Issuance of shares for FLASR acquisition	-	50,000,000	-	-
Elimination at FLASR's acquisition	-	-	(200)	(200)
Ending balances-September 30, 2014*	150,000,000	107,000,000	-	-

	Preferred Shares
Beginning Balances-March 31, 2014	-	-
Increase in authorized shares	5,000,000	-
Ending balances-December 31, 2014*	5,000,000	-

* The Company's post reverse capitalization share balances. The par value on ending common and preferred shares is $0.001.

Issuance of Common Shares During Third Quarter of 2015

On November 19, 2014, the company in consideration for services previously rendered, the company issued an additional 5,350,000 common shares to third party investors. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $2,942,500 and is recorded as stock base compensation for the nine months ended December 31, 2014. The common shares issued and outstanding totaled 112,350,000 on December 31, 2014.

	Stockholders' Deficit
Description	Authorized	Issued and Outstanding
	FLASR, Inc.
	Common Shares
Beginning Balances-September 30, 2014	150,000,000	107,000,000
Issuance of shares to investors	-	5,350,000
Ending balances-December 31, 2014	150,000,000	112,350,000

NOTE 5 – INDEFINITE-LIVED INTANGIBLE ASSETS

The Company owns the FLASR trademark, which is used to market its products. As of December 31st, 2014 and March 31, 2014, the total capitalized cost related to our trademark was $4,837 and $4,678, net of accumulated amortization of $288 and $164, respectively. Management determined that trademark has a 10 year useful life and it is being amortized over this period using the straight-line method.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans from shareholders represents a net short term payable that resulted from operating activities between the FLASR, the Company and Everett Dickson, FLASR’s founder and primary shareholder, and EMDI, LLC., FLASR’s affiliate owned 100% by Everett Dickson.

As of December 31, 2014 and March 31, 2014, the Company and FLASR, respectively, had outstanding notes payable to related parties of $168,599 and $248,864, respectively. These notes are unsecured, payable upon demand and have no stated interest rate.

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

During the third quarter of 2015, the Company incurred in a note payable with a third party for $75,000, 10% of interest rate and maturity date of April 29, 2015.

During the third quarter of 2015, the Company incurred in a note payable with a third party for $20,000, 10% of interest rate and maturity date of October 7, 2015.

During the third quarter of 2015, the Company incurred in a note payable with a third party for $55,000, 10% of interest rate and maturity date of October 13, 2015.

During the third quarter of 2015, the Company incurred in a note payable with a third party for $75,000, 10% of interest rate and maturity date of December 10, 2015.

During the third quarter of 2015, the Company incurred in a note payable with a third party for $75,000, 10% of interest rate and maturity date of December 18, 2015.

During the third quarter of 2015, the Company repaid $14,000 outstanding on FLASR’s note payable with a third party.

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

History

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

The acquisition of FLASR by the Company was treated as a reverse capitalization, with FLASR deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting. The reverse merger is deemed a recapitalization and the accompanying financial statements represent the continuation of the financial statements of FLASR (the accounting acquirer/legal subsidiary) except for its capital structure, and the accompanying financial statements reflect the assets and liabilities of FLASR recognized and measured at their carrying value before the combination and the assets and liabilities of Language Arts (the legal acquiree/legal parent). The equity structure reflects the equity structure of Language Arts, the legal parent, and the equity structure of FLASR, the accounting acquirer, as restated to reflect the number of shares of the legal parent. The merged entity is referred to herein as “the Company”.

Results of Operations

For the three months ended December 31, 2014 and December 31, 2013

Revenues

The Company generated $11,331 in revenues during the three months ended December 31, 2014, as compared to $16,477 in revenues for the three months ended December 31, 2013.

Total operating expenses

For the three months ended December 31, 2014, total operating expenses were $3,151,917, consisting of product marketing costs of $138,922, general and administrative expenses of $3,008,176, and preproduction costs of $4,819. For the three months ended December 30, 2013, total expenses were $44,990, which is attributable to $29,041 in product marketing costs, $14,699 in general and administrative expenses and $1,250 in research and development costs. Operating expenses increased $3,106,927, or approximately 6906%, primarily due to $2.9 million of stock base compensation expense.

Net loss

For the three months ended December 31, 2014, the Company had a net loss of $3,156,182, as compared to a net loss for the three months ended December 31, 2013 of $36,165.

Comparison of Nine Months Ended December 31, 2014 and 2013

Revenues

The Company generated $15,061 in revenues for the nine months ended December 31, 2014, as compared to $16,477 in revenues for the nine months ended December 31, 2013.

Total operating expenses

During the nine months ended December 31, 2014 and 2013, total operating expenses were $3,260,880 and $156,576, respectively. This increase of $3,104,304 was primarily as a result of the increase in product marketing costs of $82,482 for the nine months ended December 31, 2013 as compared to $143,848 for the nine months ended December 31, 2014, and general and administrative expenses increasing from $38,291 for the nine months ended December 31, 2013 as compared to $3,070,557 for the nine months ended December 31, 2014. Preproduction costs increased from $6,250 for the nine months ended December 31, 2013 to $45,169 for the nine months ended December 31, 2014. Research and development expenses decreased from $29,553 to $1,182, and no amortization expenses in the nine months ended December 31, 2013, for the nine months ended December 31, 2014 amortization expenses was $124.

Net loss

During the nine months ended December 31, 2014 and 2013, the net loss was $3,267,619 and $147,751, respectively.

Liquidity and Capital Resources

As of December 31, 2014, the Company had approximately $31,864 in cash. We estimate that within the next 12 months we will need approximately $1,500,000 for the next twelve months to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As of December 31, 2014, the Company and its wholly owned subsidiary FLASR, had outstanding notes payable to Everett Dickson, the Company’s sole officer and director, of $168,599. These notes are unsecured, payable upon demand and have no stated interest rate. There is an additional aggregate amount of $411,000 payable within the next 12 months, with interest accruing at rates at either 10% or 12%.

Going Concern

As of December 31, 2014, the Company has total stockholders’ deficit of $620,200 and total liabilities. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Our auditors have issued a going concern opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 19, 2014, the Company issued an aggregate of 5,350,000 shares of common stock to three consultants in consideration for services provided to the Company. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, for transactions by an issuer, not involving a public offering.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

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

FLASR, INC.

Dated: February 13, 2015	By:	/s/ Everett Dickson
	Name:	Everett Dickson
	Title:	President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

