Form 10-K
period 2015-03-31
FLASR, Inc.
filed 2015-06-29
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-55270

FLASR, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2681687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Peachtree Street NE, Suite 3650, Atlanta, Georgia 30309

 (Address of principal executive office)

Registrant’s telephone number, including area code: (409)-965-3761

Securities registered pursuant to Section 12(b) of the Act:

 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates based upon the closing price of $0.60 per share of such common stock as of September 30, 2014 was $12,600,000.

As of June 29, 2015, 114,400,000 shares of common stock, par value $0.001 per share, were issued and outstanding.

TABLE OF CONTENTS

ITEM NO.	PART I	Page No.

1	Business	2
1A	Risk Factors	8
1B	Unresolved Staff Comments	8
2	Properties	8
3	Legal Proceedings	8
4	Mine Safety Disclosures	8

	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	9
6	Selected Financial Data	10
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
7A	Quantitative and Qualitative Disclosures About Market Risk	15
8	Financial Statements and Supplementary Data	F-1
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
9A	Controls and Procedures	16
9B	Other Information	17

	PART III

10	Directors, Executive Officers and Corporate Governance	18
11	Executive Compensation	19
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
13	Certain Relationships and Related Transactions, and Director Independence	21
14	Principal Accounting Fees and Services	22

	PART IV

15	Exhibits, Financial Statement Schedules	23

	SIGNATURES	24

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to FLASR, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Corporate History

We were incorporated on April 22, 2013 in the State of Nevada under the name “Language Arts Corp.” to design, develop and launch an online language learning and translation service but never commenced such planned operations and has limited start-up operations and generated no revenues.

On July 23, 2014, Everett Dickson consummated the purchase of 6,000,000 shares of common stock of the Company from Maria del Pilar Jaen. The shares represented 63% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares of $30,000 was payable by Mr. Dickson to Ms. Jean on January 23, 2015.

Effective July 23, 2014, in connection with the closing of the Purchase Agreement, Ms. Jaen resigned as the sole officer and director of the Company and Mr. Dickson was appointed President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

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

On May 19, 2015, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada increasing the amount of authorized shares of common stock of the Company from 150,000,000 to 500,000,000 shares.

Overview

The Company sells portable waste solutions for consumers of moist tobacco products. We have created the FLASR™, a discreet, considerate, convenient and reusable spittoon system.

Products

The Company sells through wholesale distribution to convenience stores and direct sales online through its website, www.FLASR.com, and amazon.com, pocket-sized, portable spittoons, or flasr, which allow moist snuff users to contain tobacco byproducts. A flasr is a broad flattened necked vessel used especially to contain moist tobacco by product. Our flasrs are 3.25 ounces, made of durable polypropylene and have a thumb lock twist for one-handed operation. Polyethelene is known for its outstanding toughness (impact strength), has moderate stiffness (tensile strength) and is used in many products including stadium drink cups, reusable food containers (Tupperware), automotive interiors parts, and products with a living hinge design. The unit and its materials are also highly recyclable. FLASR™ is reusable, but it has a limited life span. FLASR’s size and shape make it unobtrusive so individuals can easily conceal it on their person and use it openly in public environments without drawing unwanted attention.

Our product is conveniently sized to fit inside a jacket pocket and we believe that it is an excellent replacement for a can or cup.

Design

Our products are currently available in three colors, jungle camo, desert camo, and original. We hope to offer other designs including sports teams, outdoor themes, racing teams and personalized designs.

Portability

Because our FLASRs are portable they are convenient and can be used in various locations including in the car, warehouse, office, golf course and for travel.

Ease of Use

The FLASR can be operated with one hand. The user can palm it, twist the top and empty the mouth in one smooth motion. The FLASR features a thumb-lock cap which minimizes the risk of spills and leaks.

Considerate and Discreet

The FLASR keeps the tobacco byproducts out of sight without cups and bottles.

We have begun development of product extensions of the FLASR™ brand. FLASR™ will provide a customized version of the original FLASR™ specific to consumers’ likes, interests, hobbies and their environment. Concepts and designs for these products are currently being developed and we currently hope to introduce them when and if the FLASR™ brand has been established in the marketplace.

Industry Overview

As an accessory to the moist snuff market, we follow and rely on the trends and sales of moist snuff itself and its manufacturers. According to Euromonitor, a consumer market research company, the moist tobacco market has been on the rise over the last six years. The U.S. moist snuff market was valued at approximately $4.8 billion in 2010 (marking an increase of about 6.7% as compared to the 2009 revenues of $4.5 billion) with industry volumes reaching nearly 1.3 billion cans during the same period (compared to approximately 1.2 billion cans in 2009, representing an increase of about 9%) and Euromonitor’s market research reports indicate that the U.S. smokeless tobacco market grew to approximately $7.4 billion in 2014. Furthermore, Euromonitor’s market estimates reveal that the American moist smokeless tobacco industry, before-tax profits, were valued at nearly $1.2 billion in 2010 as against $1 billion in 2009. According to Euromonitor, the heaviest concentration of those users is in the southwest, southest and the Midwest and the average use is approximately 7% of the US population.

We believe that driving the growth of the moist tobacco market is the reduction in cigarette consumption. In 2010, 26 states had what they considered comprehensive smoking restrictions in public and private work areas, and 35 had partial restrictions. This represented a major change in regulatory environment that we believe will change consumption patterns for cigarette smokers and boost smokeless products.

Altria Group, Inc. and Reynolds American, Inc. are the leading players in the U.S. moist tobacco market with market shares of 56.1% and 31.3%, respectively, in 2010, according to Euromonitor. The other important players in the U.S. moist tobacco market include Swedish Match and Swisher.

According to Euromonitor, the United States is the largest market for moist tobacco in the world. During the decade of 2001 to 2010, the market registered a compound annual growth rate (“CAGR”) of approximately 5.4% in terms of volume. We believe that the growth witnessed in the U.S. moist tobacco market in recent years is attributable to the rising demand from both cigarette and non-cigarette smokers. We believe that people are increasingly recognizing the benefits of using smokeless products, which has led to a wider expansion of the U.S. moist tobacco market.

The U.S. moist tobacco market can be further segmented into premium and price value segments. The premium priced moist tobacco segment exhibited continuous growth in terms of volume, in the past decade, reaching nearly 634 million cans in 2010 compared to 623 million cans in 2000. However, the growth rate of the premium priced segment, during the period under review, was slower in comparison to the value priced segment. The value priced moist tobacco segment registered sharp growth, in terms of volume, from 141 million cans in 2000 to nearly 662 million cans by 2010, registering a CAGR of 16.7%. The volume sales of the same reached nearly 745 million cans for 2011, all according to Euromonitor’s research.

In the U.S. moist tobacco products are distributed through diverse channels including convenience stores, gas stations, discount tobacco outlets, supermarkets, and the internet. Further, the sales of moist tobacco products are carried out mainly through point of sales displays. We believe that the market for moist tobacco products in the United States will continue to expand in the years to come, chiefly on the back of new product introductions, line extensions, and a wide variety of choices offered by manufacturers.

Market

We have three general consumer target markets:

•

The primary market segment of moist snuff users with an administrative or executive/professional career who want to continue to enjoy tobacco in the manner and frequency in which they' are accustomed, but need to be discrete;

•	Average dipper that wants something to use daily on the go, around the house and on the worksite; and

•	Others in household who dislike finding bottles, cans and dishware used as a spittoon, with potential spills and odors.

We will use industry data to focus marketing and sales efforts on concentrated areas of sales per capita across the Unites States.

Age – Our focus age demographic consists of males aged 21-60. According to Euromonitor most consumers of moist tobacco are habitual lifetime users.

Income – We believe that the FLASR’s usefulness will support its price point for purchase and usage across a wide range of income but will lend itself to regular repurchase by income ranges above $45,000.

Marketing Strategy

Our objective is to market to consumers through advertising, events, sponsorship, web and social media, promoting our product and retail partners in targeted regions across the United States. We plan to utilize consumer demographic and geographic saturation data to capitalize on event marketing and sponsorship. We plan to focus regional and national advertising efforts to support our event and sponsorship initiatives.

Our marketing strategy focuses on four areas:

•	The executive/professional demographic of moist tobacco users;

•	The working class non-managerial demographic of traditional moist tobacco users;

•	Secondary encounters to moist snuff users (spouses, friends, family); and

•	Major manufacturers of moist tobacco in the United States (Altria, Reynolds America Inc., Swedish Match)

FLASR will focus on minimizing manufacturing, distribution and shipping costs by engaging a supplier that has the ability to provide these services under one roof. This structure allows us to maintain greater control of each step of the process, reducing production and delivery times.

We use digital marketing and social media campaigns, as well as in-store point of purchase advertising, onsite store promotions, tradeshows and live events such as rodeo, NASCAR and sports.

We intend to use an array of marketing mediums to reach our consumers, promoting not only our product but our retail partners as well for point of purchase awareness. We hope to use sponsorships, such as NASCAR, as an entry into a market that we believe has loyal fans and that encompasses a broad scope of our market segments and television, print, radio, internet advertising and social media.

We engaged Sports Byline USA to provide broadcast network advertising and FMW Media Works Corp. to produce informative television spot and market our products in social media.

Competition

We believe that we our product meets a fundamental desire of moist tobacco users for a discreet considerate and convenient solution for moist snuff users and that there is currently no product on the market comparable to the FLASR. The moist stuff industry has a wide variety of product (moist snuff) from which to choose, however we believe, virtually no accessory to discretely dispose of the by- product of moist snuff use. Our short-term goal is to become the primary accessory brand to moist snuff consumers. Our long-terms goal is to continue to build the brand through an aggressive marketing strategy, extended product lines and become the category’s leading producer. Our objective is to aggressively market to consumers through advertising, events, sponsorship, web and social media, promoting our product and retail partners in targeted regions across the United States. We plan to utilize consumer demographic and geographic saturation data to capitalize on event marketing and sponsorship. We plan to focus regional and national advertising efforts to support our event and sponsorship initiatives.

The market segment for moist tobacco accessories has very limited competition with currently only one related product, Mud Jug sold by DJ Novelties, Inc. This product targets the open, public moist tobacco user and are outside our primary target market.

These are other small companies that sell spittoons with very limited marketing budgets, supply chains and staffing.

Distribution

The Company sells through wholesale distribution to convenience stores and direct sales online through its website, www.FLASR.com, and amazon.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Our products are sold in single bottles, 3 packs, 10 packs or 24 (10) piece shipper cartons and we have point-of-purchase marketing packages for retailers. Our current distribution is primarily in the southeast, southwest and Midwest United States in the states of Virginia, North Carolina, Georgia, Texas, Missouri, Arkansas, Illinois and South Carolina. Our products are currently sold in 400 stores throughout the U.S.

Our contract sales force utilizes several sales channels to engage retailers regionally and nationally and is involved in product placement among brokers and wholesalers, including McClain, H T Hackney, JT Davenport, Dean Cline & Associates, Acosta Sales, Core Mark International and Weeks & Son and convenience stores including, Pilot Travel Centers LLC, Murphy U.S.A. stores, QuikTrip stores, Pantry and Hess Express Stores.

Using our management team’s personal and professional connections, we hope to engage producers of moist tobacco in order to sell our product as value add give-a-ways to their consumers for events, promotions and incentives. We believe that we can provide banding opportunities by wrapping the FLASR with a logo or message specific to a customer’s need.

Pricing

Our combination pack of three FLASRs, a jungle camo, desert camo and original are currently priced at $13.99 and each FLASR individually is $4.99, plus shipping if purchased online.

Our pricing strategy is based on cost of goods sold, gross margin objectives and customer perceived value. Taking into consideration two other product lines that are outside our particular market segment, our pricing strategy in comparison falls well below one and only slightly above the other. This places us at the low end of the premium scale. Pricing strategy will be reviewed on a quarterly basis.

Additional strategies will include

•	Quantity discounts

•	Promotional discounts

•	Social media discounts

Manufacturing

The Company plans to focus on minimizing manufacturing, distribution and shipping costs by engaging a supplier that has the ability to provide these services under one roof. We believe that this structure will allow us to maintain greater control of each step of the process and reduce production and delivery times.

Intellectual Property

FLASR is a registered trademark with the US Patent and Trademark Office for use with potable tobacco spittoons. Such trademark is in effect for 10 years until April 29, 2024.

Government Regulation

Our tobacco accessory product is not subject to governmental regulation. However, the tobacco industry continues to experience changes in government regulations that could reduce the consumption of tobacco related products and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

Research and Development

FLASR spent $63,368 during the fiscal year ended March 31, 2014 and $1,182 during the fiscal year ended March 31, 2015, on research and development, none of which was borne by customers.

Employees

We currently have one employee who is a full-time employee. If and when our business grows, we hope to hire additional employees to support operations, sales and marketing.

We use an outside agency to assist us with business development, operations and marketing activities and creative, marketing, advertising, web and E-commerce services.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company currently leases approximately 300 square feet of office space located at 1075 Peachtree Street NE, Suite 3650, Atlanta, Georgia for $340 per month on a month-to-month basis. We believe this space is adequate for our current operations.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTCQB under the symbol LGUA until October 2014 and under the symbol FLSR since such time. Until September 2014, there was no active market in our common stock.

The following table sets forth the high and low sales prices as reported on the OTCQB by yahoo finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

September 30, 2014	$3.00	$0.60
December 31, 2014	$0.66	$0.55
March 31, 2015	$0.66	$0.15

The last reported sales price of our common stock on the OTCQB on June 26, 2015, was $0.13.

Holders

As of June 26, 2015, there were approximately 10 stockholders of record of our common stock

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and plan of operation should be read with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014 and elsewhere in this Annual Report on Form 10-K.

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

Pursuant to the closing of the Purchase Agreement on September 16, 2014, the Company acquired all of the issued and outstanding capital stock of FLASR from Everett Dickson for 50,000,000 shares of the Company’s common stock and FLASR became a wholly-owned subsidiary of the Company. As a result of the acquisition, management intends to focus the Company’s business on FLASR’s development and sale of the portable FLASRs for tobacco by products.

On September 12, 2014, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Articles of Incorporation to: (i) change its name from Language Arts Corp. to FLASR, Inc.; (ii) increase the amount of authorized shares of common stock from 75,000,000 to 150,000,000; and (iii) authorize the issuance of 5,000,000 shares of blank check preferred stock which changes became effective on September 22, 2014.

We have a sales rep agreement with CMG Partners, LLC (“CMG”), dated November 30, 2013, under which CMG will solicit orders for our products from wholesalers in the Maryland, North Carolina, South Carolina, Virginia, Pennsylvania and Hayward, California areas. Until June 2014 CMG received 8% commissions on sale. The agreement is for an initial one-year term and thereafter will continue until terminated by either party on 30 days’ notice. The agreement does not preclude the Company from selling its products directly to end users or retail buyers. CMG may not sell competing products in its sales territory.

We have also used Wholesalefund, Inc. (“Wholesalefund”) since February 2014 for wholesale distribution of our products for which we paid an initial engagement fee of $15,000 and pay a commission of 5% of gross paid sales (8% if the sales are effectuated by Wholesale through another broker) to Wholesalefund.

The acquisition of FLASR by the Company was treated as a reverse capitalization, with FLASR deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting. The reverse merger is deemed a recapitalization and the accompanying financial statements represent the continuation of the financial statements of FLASR (the accounting acquirer/legal subsidiary) except for its capital structure, and the accompanying financial statements reflect the assets and liabilities of FLASR recognized and measured at their carrying value before the combination and the assets and liabilities of Language Arts Corp. (the legal acquiree/legal parent). The equity structure reflects the equity structure of Language Arts Corp., the legal parent, and the equity structure of FLASR, the accounting acquirer, as restated to reflect the number of shares of the legal parent. The merged entity is referred to herein as “the Company”.

On May 19, 2015, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada increasing the amount of authorized shares of common stock of the Company from 150,000,000 to 500,000,000 shares.

Results of Operations

For the fiscal years ended March 31, 2015 and March 31, 2014

Revenues

The Company generated $15,796 in revenues during the fiscal year ended March 31, 2015, as compared to $22,364 in revenues for the fiscal year ended March 31, 2014.

Total operating expenses

For the fiscal year ended March 31, 2015, total operating expenses were $4,393,898, consisting of general and administrative expenses of $4,104,187, preproduction costs of $49,272, product marketing costs of $239,133, amortization expense of $124, and research and development costs of $1,182. For the fiscal year ended March 31, 2014, total operating expenses were $236,673, consisting of $77,430 in general and administrative expenses, preproduction costs of $8,825, $87,050 in product marketing costs, and $63,368 in research and development costs. Total operating expenses increased $4,157,225, or approximately 1,787%, from the fiscal year ended March 31, 2014, primarily due to increased preproduction costs from $8,825 to $49,272, or approximately 458%, and increased product marketing costs from $87,050 to $239,133, or approximately 175%.

Net loss

For the fiscal year ended March 31, 2015, the Company had a net loss of $4,419,100, as compared to a net loss for the fiscal year ended March 31, 2014 of $227,205.

Liquidity and Capital Resources

As of March 31, 2015, the Company had approximately $6,421 in cash and cash equivalents. We estimate that we will need approximately $750,000 for the next twelve months to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As of March 31, 2015, the Company and its wholly owned subsidiary FLASR, had outstanding notes payable to Everett Dickson, the Company’s sole officer and director, of $176,586. These notes are unsecured, payable upon demand and have no stated interest rate.

Vis Vires

On March 24, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”) for the sale of a convertible promissory note (the “Vis Vires Note”) in the principal amount of $38,000. On April 1 2015, Vis Vires executed the Securities Purchase Agreement and funded the Company pursuant to the terms thereof. The Company received net proceeds from the issuance of the Vis Vires Note in the amount of $35,000.

The Vis Vires Note, which is due on December 27, 2015, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Vis Vires at any time after 180 days from issuance of the Vis Vires Note or after its maturity at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading day period prior to conversion. Failure of the Company to deliver shares to Vis Vires upon conversion through willful or deliberate hindrance on the part of the Company shall result in a payment to Vis Vires of $2,000 in cash per day or, at Vis Vires’ option, such amount being added to the principal amount of the Note. The conversion price is subject to certain anti-dilution protection; for example, if the Company issues shares for a consideration less than the applicable conversion price, the conversion price is reduced to such amount (other than the aggregate of 4.1 million shares based on agreements or arrangements previously entered into by the Company). The Company has the right to prepay the Vis Vires Note with a premium of up to 140% of all amounts owed to Vis Vires depending upon when the prepayment is effectuated.

While the Vis Vires Note is outstanding, the Company agreed, among others, not to make any distributions on its stock, not to repurchase any shares, not to incur certain liabilities for borrowed money or sell assets outside of the ordinary course of business.

Vis Vires agreed to restrict its ability to convert the Vis Vires Note and receive shares of the Company if the number of shares of common stock beneficially held by Vis Vires and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock.

The Vis Vires Note contains default events which, if triggered and not timely cured (if curable), will result in a default payment equal to twice the amount owed to Vis Vires and a default interest at the rate of 22% per annum.

LG Capital

On April 1, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, a New York limited liability company (“LG”) for the sale of a convertible redeemable note (the “LG Note”) in the principal amount of $78,750. The Company received net proceeds from the issuance of the LG Note in the amount of $67,550.

The LG Note, which is due on April 1, 2016, bears interest at the rate of 8% per annum. Principal on the LG Note is convertible into shares of the Company’s common stock at the election of LG at any time at a conversion price equal to a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If there is a chill on the Company, the conversion rate shall be reduced to 50% of the lowest trading price. Interest is to be paid in cash only. Failure of the Company to deliver shares to LG within two days of conversion results in a default under the Note, as well as the Company making LG whole for its loss (based on the highest market price after conversion). The Company has the right to prepay the LG Note with a premium of up to 148% of all amounts owed to LG depending upon when the prepayment is effectuated.

If there is a transfer of all or substantially all of the assets of the Company, a reclassification (other than a stock split) or a merger or other consolidation, the Company agreed, upon the request of LG, to redeem the Note at a 140% premium.

LG agreed to restrict its ability to convert the LG Note and receive shares of the Company if the number of shares of common stock beneficially held by LG and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock.

The LG Note contains default events which, if triggered and not timely cured (if curable), will result in the principal increasing 10% and a default interest at the rate of 24% per annum. If the default is a result of not delivering shares upon conversion, the Company has to pay $250 per day after the 3rd day, and $500 per day beginning on the 10th day. If the Company loses its bid price, the principal increases 20%; if the Company is delisted the principal owed to LG increases 50%.

On April 1, 2015, LG issued the Company a $78,750 collateralized secured promissory note (the “Company LG Note”), pursuant to which LG agreed to pay the Company $78,750 on or before December 1, 2015. Said Note is fully collateralized by the LG Note; LG has the right to exchange the collateral for other collateral worth $78,750 provided the Company does not object to such exchange. LG has no obligation to fund the Company LG Note if the Company does not meet current information requirements. The Company LG Note bears interest at the rate of 8%.

Adar Bays

On April 2, 2015, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida limited liability company (“Adar Bays”) for the sale of a convertible redeemable note (the “Adar Bays Note”) in the principal amount of $75,000. The Company received net proceeds from the issuance of the Adar Bays Note in the amount of $63,800.

The Adar Bays Note, which is due on April 2, 2016, bears interest at the rate of 8% per annum. Principal on the Adar Bays Note is convertible into shares of the Company’s common stock at the election of Adar Bays at any time at a conversion price equal to a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If there is a chill on the Company, the conversion rate shall be reduced to 50% of the lowest trading price. Interest is to be paid in cash only. Failure of the Company to deliver shares to Adar Bays within two days of conversion results in a default under the Note, as well as the Company making Adar Bays whole for its loss (based on the highest market price after conversion). The Company has the right to prepay the Adar Bays Note with a premium of up to 148% of all amounts owed to Adar Bays depending upon when the prepayment is effectuated.

If there is a transfer of all or substantially all of the assets of the Company, a reclassification (other than a stock split) or a merger or other consolidation, the Company agreed, upon the request of Adar Bays, to redeem the Adar BaysNote at a 140% premium.

Adar Bays agreed to restrict its ability to convert the Adar Bays Note and receive shares of the Company if the number of shares of common stock beneficially held by Adar Bays and its affiliates in the aggregate after such conversion exceeds 9.99% of the then outstanding shares of common stock.

The Adar Bays Note contains default events which, if triggered and not timely cured (if curable), will result in the principal increasing 10% and a default interest at the rate of 24% per annum. If the default is a result of not delivering shares upon conversion, the Company has to pay $250 per day after the 3rd day, and $500 per day beginning on the 10th day. If the Company loses its bid price, the principal increases 20%; if the Company is delisted the principal owed to Adar Bays increases 50%.

On April 2, 2015, Adar Bays issued the Company a $75,000 collateralized secured promissory note (the “Company Adar Bays Note”), pursuant to which Adar Bays agreed to pay the Company $75,000 on or before December 2, 2015. Said Note is fully collateralized by the Adar Bays Note; Adar Bays has the right to exchange the collateral for other collateral worth $75,000 provided the Company does not object to such exchange. Adar Bays has no obligation to fund the Company Adar Bays Note if the Company does not meet current information requirements. The Company Adar Bays Note bears interest at the rate of 8%.

JSJ Investments

On April 1, 2015, the Company executed a 12% convertible note (the “JSJ Note”) in the principal amount of $57,000 with JSJ Investments Inc., a Texas corporation (“JSJ”). The Company received net proceeds from the issuance of the JSJ Note in the amount of $50,000. The JSJ Note, which is due on October 1, 2015, bears interest at the rate of 12% per annum.

All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at a conversion price equal to a 45% discount to the lower of the lowest trading price 20 days prior to conversion or April 1, 2015. Failure of the Company to deliver shares to LG upon conversion through willful or deliberate hindrance on the part of the Company shall result in a payment to JSJ of 25% additional shares if shares are not delivered within 3 days of conversion. The conversion price is subject to full ratchet anti-dilution protection.

Subsequent to the end of the fiscal year ended March 30, 2015, the Company consummated two additional similar financing transactions. The Company executed a 10% convertible redeemable note in the principal amount of $75,000 with Black Forest Capital, LLC. Said note is due and payable on May 4, 2016 and bears interest at the rate of 10% per annum. After the applicable Rule 144 period, the note is convertible into shares of the Company’s common stock at a conversion price equal to 42% discount to the lower of the lowest trading price 10 days prior to conversion. The other financing was with Union Capital, LLC in the principal amount of $50,000. This note is due on April 15, 2015 and bears interest at the rate of 8% per annum, and is convertible at a 40% discount to the lowest trading price 20 days prior to conversion.

Going Concern

As of March 31, 2015, the Company had total stockholders’ deficit of $842,680 and total liabilities of $906,959. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Our auditors have issued a going concern opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Net cash used in operating activities for the Company’s fiscal year ended March 31, 2015 was ($502,152) compared to $193,476 for the fiscal year ended March 31, 2014

Net cash used in investing activities for the Company’s fiscal year ended March 31, 2015 was ($283) compared to ($4,842) for the fiscal year ended March 31, 2014

Net cash provided by financing activities for the Company’s fiscal year ended March 31, 2015 was $508,722 compared to $197,452 for the fiscal year ended March 31, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FLASR, INC.

We have audited the accompanying balance sheets of FLASR, INC. (the “Company”), as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLASR, INC. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited operating history and a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Managements, plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 29, 2015

FLASR, INC.

(Formerly: Language Arts Corp.)

BALANCE SHEET

	March 31, 2015	March 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,421	$134
Accounts Receivable, net	4,350	4,698
Inventory	48,671	11,912
Total Current Assets	59,442	16,744
Intangible assets, net of $288 and $164 in amortization, respectively	4,837	4,678
Total Assets	$64,279	$21,422

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$121,321	$62,639
Accrued Interest Payable	23,053	-
Short-term debt	586,000	5,000
Due to Shareholder	176,586	248,864
Total Current Liabilities	906,960	316,503
Total Liabilities	906,960	316,503
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 150,000,000 shares authorized, 114,050,000 and 86,000,00 shares issued and outstanding as of March 31, 2015 and March 31, 2014, respectively	114,050	86,000
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2015 and March 31, 2014	-	-
Additional paid-in captial	3,757,450	(86,000)
Accumulated deficit	(4,714,181)	(295,081)
Total Stockholders' Deficit	(842,681)	(295,081)
Total Liabilities and Stockholders' Deficit	$64,279	$21,422

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENT OF OPERATIONS

	Years ended March 31,
	2015	2014

REVENUES	$15,796	$22,364
COST OF SALES	17,945	12,896
GROSS PROFIT (LOSS)	(2,149)	9,468

OPERATING EXPENSES:
General and administrative	4,104,187	77,430
Preproduction Costs	49,272	8,825
Product Marketing Costs	239,133	87,050
Amortization Expense	124	-
Research and Development Costs	1,182	63,368
Total Operating Expenses	4,393,898	236,673

OTHER EXPENSES:
Interest Expense	23,053

NET LOSS	$(4,419,100)	$(227,205)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding:	99,599,233	86,000,000

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Shares		Preferred Shares		Additional		Total
	Issued and Outstanding	Common Stock	Issued and Outstanding	Preferred Stock	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balances, March 31, 2013	86,000,000	$86,000	-	-	$(86,000)	$(67,876)	$(67,876)
Net loss	-	-	-	-	-	(227,205)	(227,205)
Balances, March 31, 2014	86,000,000	$86,000	-	-	$(86,000)	$(295,081)	$(295,081)
Reverse merger adjustment	21,000,000	21,000	-	-	(21,000)		-
Shares issued for services	7,050,000	7,050	-	-	3,864,450		3,871,500
Net loss			-	-		(4,419,100)	(4,419,100)
Balances, March 31, 2015	114,050,000	$114,050	-	-	$3,757,450	$(4,714,181)	$(842,681)

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENT OF CASH FLOWS

	Years ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(4,419,100)	$(227,205)
Amortization expense	124	164
Stock-based compensation	3,871,500	-
Adjustments to reconcile net loss to net cash used by operations:

Net changes in assets and liabilities:
Decrease in Prepaid expenses	-	379
Decrease (increase) in accounts receivable	348	(4,698)
(Increase) in inventory	(36,759)	(11,912)
Increase (decrease) in accounts payable	58,682	49,796
Increase (decrease) in accrued liabilities	23,053	-
Net Cash Used in Operating Activities	(502,152)	(193,476)

INVESTING ACTIVITIES
Capitalized trademark costs	(283)	(4,842)
Net Cash Used in Investing Activities	(283)	(4,842)

FINANCING ACTIVITIES
Proceeds from short term debts	600,000	5,000
Proceeds from shareholder loans	57,847	233,001
Repayment from short term debt	(19,000)	-
Repayment from shareholder loans	(130,125)	(40,549)
Net Cash Provided by Financing Activities	508,722	197,452

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,287	(866)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134	1,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,421	$134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reverse merger adjustment	$21,000	$-

The accompanying notes are an integral part of these financial statements.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Condensed Financial Statements

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

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

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements as of March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a March 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Revenue Recognition

The Company recognizes revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon (1) persuasive evidence of an arrangement exists (2)shipment or delivery of goods when title and risk of loss pass to customers (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonable assured.

Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. There was no deferred revenue as of March 31, 2015 or 2014. Shipping and handling costs are classified as part of cost of sales.

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral. The Company’s allowance for doubtful accounts was $0 and $0 as of March 31, 2015 and March 31, 2014, respectively.

Inventories

Inventories consist of raw materials, work-in-progress and finished goods, all of which are stated at the lower of cost or market value. The cost of inventory is determined by utilizing the average cost method.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Intangible Assets Including Goodwill

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized on a straight-line approach over the life of the intangible asset, which matches the pattern in which the economic benefits of the assets are expected to be utilized. Intangible assets are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

Cost of Sales

Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.

Non-Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered. This interpretation also requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Earnings (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of March 31, 2015 and 2014.

Related Parties:

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements issued since formation and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

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

Issuance of Common Shares During Third Quarter of 2015

On November 19, 2014, the company in consideration for services previously rendered, the company issued an additional 5,350,000 common shares to third party investors. The common shares issued and outstanding totaled 112,350,000 on December 31, 2014. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $2,942,500 and is recorded as stock base compensation for the year ended March 31, 2015.

	Stockholders' Deficit
Description	Authorized	Issued and Outstanding

	FLASR, Inc.

	Common Shares
Beginning Balances-September 30, 2014	150,000,000	107,000,000
Issuance of shares to investors	-	5,350,000
Ending balances-December 31, 2014	150,000,000	112,350,000

Issuance of Common Shares During Fourth Quarter of 2015

During the fourth quarter of 2015, the company in consideration for services previously rendered, the company issued an additional 1,700,000 common shares to third party investors. The common shares issued and outstanding totaled 114,050,000 on March 31, 2015. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $929,000 and is recorded as stock base compensation for the year ended March 31, 2015.

	Stockholders' Deficit
Description	Authorized	Issued and Outstanding

	FLASR, Inc.

	Common Shares
Beginning Balances-December 31, 2014	150,000,000	112,350,000
Issuance of shares to investors	-	1,700,000
Ending balances-March 31, 2015	150,000,000	114,050,000

NOTE 5 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of March 31, 2015 and 2014, the company has accumulated net operating losses of $820,000 and $295,000, respectively.

Deferred tax assets consist of the following as of March 31, 2015, 2014 and 2013:

	March 31,
	2015	2014
Net operating loss	$286,827	$103,278
Valuation allowance	(286,827)	(103,278)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034. The fiscal year 2015, 2014 and 2013 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 6 - INDEFINITE-LIVED INTANGIBLE ASSETS

The Company owns the FLASR trademark, which is used to market its products. As of March 31, 2015 and March 31, 2014, the total capitalized cost related to our trademark was $4,837 and $4,678, net of accumulated amortization of $288 and $164, respectively. Management determined that trademark has a 10 year useful life and it is being amortized over this period using the straight-line method. Amortization expense for years ended March 31, 2015 and 2014 are $124 and $164, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loans from shareholders represents a net short term payable that resulted from operating activities between the FLASR, the Company and Everett Dickson, FLASR’s founder and primary shareholder, and EMDI, LLC., FLASR’s affiliate owned 100% by Everett Dickson.

As of March 31, 2015 and 2014, the Company and FLASR, respectively, had outstanding notes payable to related parties of $176,586 and $248,864 respectively. These notes are unsecured, payable upon demand and have no stated interest rate. During the year end March 31, 2015, $57,847 was advanced from shareholder loans and $130,125 was repaid from shareholder loans. During the year end March 31, 2014, $233,001 was advanced from shareholder loans and $40,549 was repaid from shareholder loans.

NOTE 8 - NOTES PAYABLE

During the first quarter of 2015, the Company incurred in a notes payable with a third party for $50,000, 12% of interest rate and maturity date of March, 10, 2015.

During the second quarter of 2015, the Company incurred in a note payable with a third party for $75,000, 10% of interest rate and maturity date of September 2, 2015.

During the second quarter of 2015, the Company repaid $5,000 outstanding on FLASR’s note payable with a third party that were outstanding as of March 31, 2014.

During the third quarter of 2015, the Company incurred in a note payable with a third party for $75,000, 10% of interest rate and maturity date of October 7, 2015.

During the third quarter of 2015, the Company incurred in a notes payable with three third parties for a total of $225,000 ($75,000 each), 10% of interest rate and maturity date of December 10, 2015.

During the third quarter of 2015, the Company repaid $14,000 outstanding on FLASR’s note payable with a third party.

During the fourth quarter of 2015, the Company incurred in a note payable with a third party for $60,000, 10% of interest rate and maturity date of February 5, 2016.

During the fourth quarter of 2015, the Company incurred in a note payable with a third party for $40,000, 10% of interest rate and maturity date of September 15, 2015.

During the fourth quarter of 2015, the Company incurred in a note payable with a third party for $40,000, 10% of interest rate and maturity date of September 15, 2015.

During the fourth quarter of 2015, the Company incurred in a note payable with a third party for $35,000, 10% of interest rate and maturity date of January 6, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

NOTE 10- SUBSEQUENT EVENTS

Management evaluated the events subsequent to March 31, 2015, and through June 29, 2015 and the following information was identified:

On March 24, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”) for the sale of a convertible promissory note (the “Vis Vires Note”) in the principal amount of $38,000. On April 1 2015, Vis Vires executed the Securities Purchase Agreement and funded the Company pursuant to the terms thereof. The note bear an interest rate of 10% and is due on December 27, 2015. The note holder shall have the right to convert the notes to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices prior to the conversion date.

On April 1, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, a New York limited liability company (“LG”) for the sale of two convertible redeemable note (the “LG Note”) in the principal amount of $157,500 ($78,750 each). The notes bear an interest rate of 8% and are due on April 1, 2016. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is 60% multiplied by the lowest twenty trading prices prior to the conversion date.

On April 1, 2015 BOD consented to the Company increasing amount of authorized shares of Common Stock from 150 million to 500 million shares.

On April 2, 2015, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida limited liability company (“Adar Bays”) for the sale of a convertible redeemable note (the “Adar Bays Note”) in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 8% and are due on April 2, 2016. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is 60% multiplied by the lowest twenty trading prices prior to the conversion date.

On April 1, 2015, the Company executed a 12% convertible note (the “JSJ Note”) in the principal amount of $57,000 with JSJ Investments Inc., a Texas corporation (“JSJ”). The Company received net proceeds from the issuance of the JSJ Note in the amount of $50,000. The JSJ Note, which is due on October 1, 2015, bears interest at the rate of 12% per annum. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is 55% multiplied by the lowest twenty trading prices prior to the conversion date.

On April 15, 2015, the Company executed a 8% convertible note (the “Union Capital Note”) in the principal amount of $100,000 with Union Capital LLC, a Nevada Limited Liability Company (“Union Capital”). The Company received net proceeds from the issuance of the Union Capital Note in the amount of $100,000. The Union Capital Note, which is due on April 15, 2016, bears interest at the rate of 8% per annum. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is 60% multiplied by the lowest twenty trading prices prior to the conversion date.

On May 4, 2015, the Company executed a 10% convertible note (the “Black Forest Note”) in the principal amount of $150,000 with Black Forest Capital, LLC, a New York Liability Company (“Black Forest”). The Company received net proceeds from the issuance of the Black Forest Note in the amount of $142,500. The Black Forest Note, which is due on May 4, 2016 bears interest at the rate of 10% per annum. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is 58% multiplied by the lowest ten trading prices prior to the conversion date.

On May 22, 2015. The Company executed a consulting agreement with FMW Media Works Corp. In exchange for consulting services, FMW will receive 350,000 common shares. The term shall be 3 months after effective date.

During May, 2015, the Company executed a consulting agreement with Sports by Line. In exchange for consulting services, Sports by Line will receive $250,000 worth of shares.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

The Company’s internal control is not effective due to the failure to timely report stock issuances to the auditors. Going forward, management intends to have no less than monthly discussions with its auditors relating to agreements of the Company to ensure that non-cash transactions will be reflected in the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of our current board member and executive officer:

Name	Age	Position
Everett Dickson	51	President, Chief Executive Officer, Chief Financial Officer and Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time.

Background Information

The following summarizes the occupational and business experience of our officer and director.

Evertt Dickson has served as President, Chief Executive Officer, Chief Financial Officer and a director of the Company since purchasing the control shares in July 2014. Since 2012, Mr. Dickson has been President of FLASR, Inc., a company which produces and sells a smokeless tobacco accessory in the form of a portable spittoon. From 2009 to 2012, Mr. Dickson was President of Evergreen Biofuels LLC, a company which produces and sells biodiesel to retail distributors. Mr. Dickson’s experience in the industry led to the decision to appointment him to the board or directors.

There are no arrangements or understandings between Mr. Dickson and any other persons pursuant to which he was selected as an officer or director of the Company.

Currently, and for the past ten years, Mr. Dickson has not been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Our director and officer has not been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officer or director, or any associate of such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Code of Ethics

The Company has not adopted a Code of Ethics because it currently has only one person who serves as its sole officer and director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended March 31, 2015, all reporting persons complied with all applicable Section 16(a) filing requirements except that Everett Dickson, our sole executive officer and director, filed one Form 4 late reporting the issuance of 50,000,000 shares to him on September 16, 2014 in consideration for all the issued and outstanding shares of FLASR, Inc. owned by him.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2015 and 2014 (each a “named executive officer”). No other executive officer has earned any compensation in fiscal 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Maria del Pilar Jaen (1)	2014	0	0	0	0	1,419	1,419
Former President, Secretary and Treasurer	2015	0	0	0	0	0	0

Everett Dickson, President,	2014	0	0	0	0	0	0
Chief Executive Officer and Chief Financial Officer	2015	0	0	0	0	0	0

(1)	Ms. Jaen resigned from our company on July 23, 2014.

Mr. Dickson, our sole officer and director, has received no compensation from the Company.

We have no pension, health, annuity, bonus, insurance, stock option, profit sharing or similar benefit plans

The Company currently has no employment agreement or consulting agreement with its officer and director.

Outstanding Equity Awards

There are no outstanding equity awards made to any named executive officer that were outstanding at March 31, 2015.

Compensation of Directors

Our directors do not receive a fee for serving as directors of the Company.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of June 26, 2015, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) our named executive officer and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 112,696,664 shares of common stock outstanding as of June 26, 2015. The business address of the stockholder listed below is c/o FLASR Inc., 1075 Peachtree Street NE, Suite 3650, Atlanta, Georgia 30309.

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Everett Dickson	86,000,000	76.3%

All directors and executive officers as a group (1 person)	86,000,000	76.3%

Effective July 23, 2014, in connection with the acquisition of the 36,000,000 shares described above, Mr. Dickson was appointed President, Chief Executive Officer, Chief Financial Officer and sole director of the Company. On September 16, 2014, Mr. Dickson was issued 50,000,000 shares of Common Stock of the Company in consideration for all the issued and outstanding shares of FLASR, Inc. owned by Mr. Dickson.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On April 23, 2013, we issued 6,000,000 shares of common stock to Maria del Pilar Jaen, our former sole officer and director, for $20,000. Additionally, we used office space and services provided without charge by her from inception until July 23, 2014.

On July 23, 2014, Everett Dickson, our President, Chief Executive Officer, Chief Financial Officer and sole director, consummated the purchase of 6,000,000 shares of common stock, par value $0.001 per share, of the Company from Maria del Pilar Jaen, our former sole officer and director, which represents 63.15% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares of $30,000 is payable by Mr. Dickson on January 23, 2015 to Ms. Jaen.

On September 16, 2014, the Company acquired all of the outstanding capital stock of FLASR pursuant to the purchase agreement whereby FLASR became a wholly-owned subsidiary of the Company. In exchange for such shares, the Company issued an aggregate of 50,000,000 shares of its common stock to Mr. Dickson, the sole shareholder of FLASR at the time of the acquisition, and our sole officer and director.

As of March 31, 2015 and March 31, 2014, the Company and FLASR, respectively, had outstanding notes payable to Everett Dickson of $176,585 and $248,864, respectively. These notes are unsecured, payable upon demand and have no stated interest rate.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, MaloneBailey, LLP, for audit and review services for the fiscal years ended March 31, 2015 and March 31, 2014 were $18,250 and $10,000, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended March 31, 2015 and 2014.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8- K filed with the SEC on September 18, 2014)

3.2	Certificate of Amendment to the Articles of Incorporation dated May 19, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8- K filed with the SEC on May 22, 2015)

10.1

Stock Purchase Agreement, dated June 25, 2014 among Maria del Pilar Jaen, Everett Dickson and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8- K filed with the SEC on September 18, 2014)

10.2

Stock Purchase Agreement, dated September 16, 2014 by and among the Company, FLASR and Everett Dickson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8- K filed with the SEC on September 18, 2014)

10.3	Sales Rep Agreement, dated November 30, 2013 with CMG Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed with the SEC on September 18, 2014)

10.4	Wholesalefund Inc. Proposal dated February 26, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8- K filed with the SEC on September 18, 2014)

10.5

Securities Purchase Agreement, dated March 24, 2015, between Flasr, Inc. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.6

Convertible Promissory Note, dated March 24, 2015, in the original principal amount of $38,000 payable to Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.7

Securities Purchase Agreement, dated April 1, 2015, between Flasr, Inc. and LG Capital Funding, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.8

Convertible Redeemable Promissory Note, dated April 1, 2015, in the original principal amount of $78,750 payable to LG Capital Funding, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.9

Collateralized Secured Promissory Note, dated April 1, 2015, in the original principal amount of $78,750 issued by LG Capital Funding, LLC payable to Flasr, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.10

Securities Purchase Agreement, dated April 2, 2015, between Flasr, Inc. and Adar Bays, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.11

Convertible Redeemable Promissory Note, dated April 2, 2015, in the original principal amount of $75,000 payable to Adar Bays, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.12

Collateralized Secured Promissory Note, dated April 2, 2015, in the original principal amount of $75,000 issued by Adar Bays, LLC payable to Flasr, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

10.13

12% Convertible Note, dated April 1, 2015, in the original principal amount of $57,000 payable to JSJ Investments Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8- K filed with the SEC on April 7, 2015)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLASR, INC.

Date: June 29, 2015	By:	/s/ Everett Dickson
Everett Dickson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Everett Dickson	President, Chief Executive Officer and Chief Financial Officer	June 29, 2015
Everettt Dickson	(Principal Executive, Financial and Accounting Officer)

