Form 10-Q
period 2015-06-30
FLASR, Inc.
filed 2015-08-14
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 0-55270

FLASR Inc.
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

As of August 13, 2015, 112,696,664 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

BALANCE SHEET

	June 30, 2015	March 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,160	$6,421
Accounts receivable, net of allowance for doubtful accounts of $5,184 at June 30, 2015 and March 31, 2015	4,394	4,350
Inventory	48,613	48,671
Prepaid expenses	14,583	-
Total Current Assets	77,750	59,442
Trademark, net of $558 and $288 in accumulated amortization at June 30, 2015 and March 31, 2015, respectively	4,567	4,837
Total Assets	$82,317	$64,279

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$67,993	$121,321
Accrued interest	45,880	23,053
Short-term debt, net of deferred financing fees of $41,946 and $0 at June 30, 2015, respectively	897,804	586,000
Fair value of derivatives on convertible debt	130,475	-
Due to shareholder	119,256	176,586
Total Current Liabilities	1,261,408	906,960
Total Liabilities	1,261,408	906,960
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 150,000,000 shares authorized, 114,480,000 and 114,050,00 shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	114,480	114,050
Additional paid-in captial	3,795,520	3,757,450
Accumulated deficit	(5,089,091)	(4,714,181)
Total Stockholders' Deficit	(1,179,091)	(842,681)
Total Liabilities and Stockholders' Deficit	$82,317	$64,279

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENTS OF OPERATIONS

	Three Months ended June 30,
	2015	2014

REVENUES	$695	$3,132
COST OF SALES	6,467	1,494
GROSS PROFIT (LOSS)	(5,772)	1,638

OPERATING EXPENSES:
General and administrative	88,709	18,322
Preproduction costs	-	500
Product advertising costs	109,478	2,838
Amortization expense	270	-
Research and development costs	-	1,182
Total Operating Expenses	198,457	22,842

OTHER EXPENSE:
Interest expense	40,206	-
Unrealized loss on derivatives for convertible debt	130,475	-
Total Other Expense	170,681	-

NET LOSS	$(374,910)	$(21,204)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding:	114,182,308	86,000,000

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENT OF CASH FLOWS

	Three Months ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(374,910)	$(21,204)
Amortization of deferred financing fees	16,254	-
Amortization expense	270	-
Common stock issued for marketing services	38,500	-
Unrealized loss on derivatives for convertible debt	130,475	-
Adjustments to reconcile net loss to net cash used by operations:
Net changes in operating assets and liabilities:
Prepaid expenses	(14,583)
Accounts receivable	(44)	-
Inventory	58	1,235
Accounts payable	(53,328)	(5,999)
Accrued interest	22,827	-
Net Cash Used in Operating Activities	(234,481)	(25,968)

FINANCING ACTIVITIES
Proceeds from short-term debt	373,750	50,000
Proceeds from shareholder loan	-	2,005
Repayment of short-term debt	(20,000)	(5,000)
Repayment of shareholder loan	(57,330)	(19,050)
Deferred financing fees	(58,200)	-
Net Cash Provided by Financing Activities	238,220	27,955

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,739	1,987
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,421	134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,160	$2,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$40,206	$-

NON-CASH TRANSACTIONS
Common stock issued for services to raise capital	$14,400	$-
Common stock issued for marketing services	$38,500	$-

The accompanying notes are an integral part of these financial statements.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.

The Company has elected a March 31 fiscal year end.

The accompanying financial statements at June 30, 2015 and March 31, 2015 and for the three-month ended June 30, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended March 31, 2015, attached as Exhibit 99.1 to the Form 8-K filed with the SEC on June 29, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued guidance that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In April 2015, the FASB decided to delay the effective date for the guidance.  The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its financial statements.

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period.  These targets are to be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect adoption will have a material impact on its financial statements.

In February 2015, the FASB issued amended guidance on the consolidation of legal entities including limited partnerships and limited liability corporations. The guidance modifies the consolidation models to be analyzed in determining whether a reporting entity should consolidate certain types of legal entities. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption will have a material impact on its financial statements.

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense.  The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015.  No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three months ended June 30, 2015.  Approximately $0.04 million of debt issuance costs have been deducted from the carrying amount of debt as of June 30, 2015.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10: Technical Corrections and Improvements (ASU 2015-10). ASU 2015-10 is part of an initiative to clarify the Accounting Standards Codification (Codification), correct unintended application of guidance, and make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2015-10 covers a wide range of topics in the Codification and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its financial position and results of operations.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

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

NOTE 4 – ISSUANCE OF NEW SHARES

During the quarter ended June 30, 2015, in consideration for services previously rendered, the Company issued an additional 430,000 common shares to third party investors. The common shares issued and outstanding totaled 114,480,000 on June 30, 2015. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $52,900 and is recorded as advertising expense and cost of equity for the quarter ended June 30, 2015.

During the first quarter of fiscal year 2016, the Company entered into an agreement with Sports Byline USA that in consideration of services to be rendered, Sports Byline USA will receive shares valued at the market price on the respective date of issuance of $250,000 when services are rendered throughout the fiscal year.

NOTE 5 – DERIVATIVES AND SHORT-TERM DEBT

Derivatives

During the first quarter of fiscal year 2016, the Company entered into several Security Purchase Agreements for convertible debt which contain the following embedded derivatives: (i) rights to convert principal and interest payable into shares of the Company’s common stock under specific circumstances for each Note; and (ii) conversion prices that varies depending on the stock prices at the time of the conversion.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

Accounting standards define fair value, outline a framework for measuring fair value, and detail the required disclosures about fair value measurements. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Standards establish a hierarchy in determining the fair market value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Standards require the utilization of the highest possible level of input to determine fair value.

Level 1 – inputs include quoted market prices in an active market for identical assets or liabilities

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an active market, and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

While the Company believes that its valuation methods, as set forth below, are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain instruments could result in a different estimate of fair value at the reporting date.

The Company estimated the fair value of the embedded derivatives based upon Level 3 inputs as described below.

Convertible Notes

The Company estimated the fair value of the Convertible Notes using the Black-Scholes approach. The fair value of the derivatives at June 30, 2015 is $130,475.

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”) for the sale of a convertible promissory note (the “Vis Vires Note”) in the principal amount of $38,000. On April 1 2015, Vis Vires executed the Securities Purchase Agreement and funded the Company pursuant to the terms thereof. The note bears an interest rate of 8% and is due on December 27, 2015. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices during the 10 trading day period prior to the conversion date. The note was valued at $52,369 using the Black-Scholes valuation method. The estimated Warrants total 581,878, and the estimated exercise price is $.0690.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at June 30, 2015.

Stock price	$0.18
Exercise price	$0.07
Issuance date	April 1, 2015
Maturity date	December 27, 2015
Volatility	136.71%
Discount rate	.18%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, a New York limited liability Company (“LG”) for the sale of two convertible notes (the “LG Note”) in the principal amount of $157,500 ($78,750 each). The notes bear an interest rate of 8% and are due on April 1, 2016. The note holder shall have the right to convert the Second Note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the lowest 20 trading prices prior to the conversion date. The note was valued at $102,717 using the Black-Scholes valuation method. The estimated Warrants total 1,141,304, and the estimated exercise price is $.0690.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at June 30, 2015.

Stock price	$0.18
Exercise price	$0.07
Issuance date	April 1, 2015
Maturity date	April 1, 2016
Volatility	136.71%
Discount rate	.37%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida limited liability Company (“Adar Bays”) for the sale of two convertible notes (the “Adar Bays Note”) in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 8% and are due on April 2, 2016. The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the lowest 20 trading prices prior to the conversion date. The note was valued at $97,826 using the Black-Scholes valuation method. The estimated Warrants total 1,086,957, and the estimated exercise price is $.0690.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at June 30, 2015.

Stock price	$0.17
Exercise price	$0.07
Issuance date	April 2, 2015
Maturity date	April 2, 2016
Volatility	135.68%
Discount rate	.37%

During the first quarter of fiscal year 2016, the Company executed a 12% convertible note (the “JSJ Note”) in the principal amount of $57,000 with JSJ Investments Inc., a Texas corporation (“JSJ”). The JSJ Note, which is due on October 1, 2015, bears interest at the rate of 12% per annum. The note holder shall have the right to convert the note to the Company common stock at any time and the conversion price is 45% multiplied by the lowest 20 trading prices prior to the conversion date. The note was valued at $105,078 using the Black-Scholes valuation method. The estimated Warrants total 1,167,536, and the estimated exercise price is $.0518.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at June 30, 2015.

Stock price	$0.17
Exercise price	$0.05
Issuance date	April 2, 2015
Maturity date	October 1, 2016
Volatility	135.68%
Discount rate	.18%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Union Capital, LLC, Nevada Limited Liability Company (“Union Capital”) for the sale of two convertible notes (the “Union Capital Note”) in the principal amount of $100,000 ($50,000 each). The notes bear and interest rate of 8% and are due on April 15, 2016.

The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the lowest 20 trading prices prior to the conversion date. The note was valued at $72,464 using the Black-Scholes valuation method. The estimated Warrants total 724,638, and the estimated exercise price is $.0690.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at June 30, 2015.

Stock price	$0.19
Exercise price	$0.07
Issuance date	April 15, 2015
Maturity date	April 15, 2016
Volatility	131.25%
Discount rate	.37%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Black Forest Capital, LLC, a a New York Limited liability Company (“Black Forest”) for the sale of two convertible notes (the “Black Forest Note”) in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 10% and are due on May 4, 2016. The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 58% multiplied by the lowest 10 trading prices prior to the conversion date. The note was valued at $78,711 using the Black-Scholes valuation method. The estimated Warrants total 1,124,438 and the estimated exercise price is $.0667.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at June 30, 2015.

Stock price	$0.14
Exercise price	$0.07
Issuance date	May 4, 2015
Maturity date	May 4, 2016
Volatility	126.20%
Discount rate	.37%

The Company reserved 21,425,000 shares of common stock for issuance upon full conversion of convertible debt.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

NOTE 6.  INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that the realization of the related tax benefit through future taxable profits is probable. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statement of operations.

NOTE 7 – SUBSEQUENT EVENTS

Management evaluated the events subsequent to June 30, 2015, and through August 13, 2015 and the following information was identified:

On May 22, 2015, the Company filed an 8-K to Amend the Articles of Incorporation by increasing the amount of shares of Common Stock from 150 million to 500 million shares and 5 million shares of Preferred Stock. The purpose was to allow the Company to be able to offer stock options to service plans. The Company has entered into such agreements in the second quarter of the fiscal year.

On June,4 2015, the Company entered into a Securities Purchase Agreement with Vis Vries Group, Inc. for the sale of a convertible redeemable note (the “Vis Vries Group Note”) in the principal amount of $48,000. Funds were not received until the second quarter. The note bears an interest rate of 8% and is due on March 8, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices during the 10 trading day period prior to the conversion date.

On July 14, 2015, the Company entered into a Securities Purchase Agreement with GW Holdings Group, LLC for the sale of a convertible redeemable note (the “GW Holdings Group Note”) in the principal amount of $37,000. The note bears an interest rate of 8% is are due on July 16, 2016. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is 42.5% multiplied by the lowest twenty trading prices prior to the conversion date.

On July 28, 2015, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC for the sale of a convertible redeemable note (the “Auctus Fund, LLC Note”) in the principal amount of $51,000. The note bears an interest rate of 10% and is due on April 28, 2016. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is the lesser of 55% multiplied by the lowest 25 trading prices ending on the last complete trading day prior to the date of this Note or the variable trading price which is 55% multiplied by the lowest 25 trading prices ending on the latest complete trading day prior to the conversion date.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,”, “we,” “our” or “us” refer to FLASR Inc. unless the context otherwise indicates.

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

Everett Dickson, the majority stockholder and sole officer and director of the Company, took control of the Company with the intention of merging his private, solely owned company "FLASR Inc." into the Company. The Company’s board of directors approved the implementation of a stock dividend payment in the form of a 1:6 forward stock split whereby shares of common stock held by each stockholder of record on August 28, 2014 automatically received shares at the rate of 1 for 5, without any action on the part of the stockholders. Accordingly, there were an additional 47,500,000 shares of common stock issued and outstanding. The Company also filed an application with FINRA to (i) change the ticker symbol of the Company to "FLSR", (ii) change the name of the Company to FLASR Inc., (iii) increase the authorized share shares of common stock from 75,000,000 to 150,000,000 and (iv) increase the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock which became effective in September 2014.

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

Results of Operations

For the three months ended June 30, 2015 and June 30, 2014

Revenues

The Company generated $695 in revenues during the three months ended June 30, 2015, as compared to $3,132 in revenues for the three months ended June 30, 2014. The decrease in revenues was primarily due to reduced sales from one source of revenue.

Total operating expenses

For the three months ended June 30, 2015, total operating expenses were $198,457, consisting of product marketing costs of $109,478, general and administrative expenses of $88,709 and amortization expense of $270. For the three months ended June 30, 2014, total operating expenses were $22,842, consisting of $2,838 in product marketing costs, $18,322 in general and administrative expenses, $500 in preproduction costs and $1,182 in research and development costs. Operating expenses increased $175,615, primarily due to the increase in product marketing costs and general and administrative expenses.

Net loss

For the three months ended June 30, 2015, the Company had a net loss of $374,911, as compared to a net loss for the three months ended June 30, 2014 of $21,204.

Liquidity and Capital Resources

As of June 30, 2015, the Company had approximately $10,160 in cash. We estimate that within the next 12 months we will need approximately $1,500,000 for the next twelve months to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the notes issued by the Company within the last several months, the Company has an aggregate of $897,804 due and payable as short-term debt as of June 30, 2015. These convertible debentures mature December 31, 2015, April and May 2016 and October 2016.

As of June 30, 2015, the Company and its wholly owned subsidiary FLASR, had outstanding notes payable to Everett Dickson, the Company’s sole officer and director, of $119,256. These notes are unsecured, payable upon demand and have no stated interest rate.

Going Concern

As of June 30, 2015, the Company had a total stockholders’ deficit of $1,179,091. The ability of the Company to continue as a going concern is dependent on the Company obtaining net sales and adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Our auditors have issued a going concern opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2015, the Company in consideration for services previously rendered, issued an additional 430,000 shares of common stock. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

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

FLASR INC.

Dated: August 14, 2015	By	/s/ Everett Dickson
Everett Dickson President, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

