Form 10-Q
period 2015-09-30
FLASR, Inc.
filed 2015-11-16
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0-55270

FLASR Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2681687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Peachtree Street NE, Suite 3650

Atlanta, GA 30309

(Address of principal executive offices)

409-965-376

(Registrant's telephone number, including area code)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2015, 257,785,538 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

BALANCE SHEETS

	September 30, 2015	March 31, 2015

ASSETS
CURRENT ASSETS
Cash	$2,603	$6,421
Accounts receivable, net of allowance for doubtful accounts of $9,534 and $5,184 at September 30, 2015 and March 31, 2015, respectively	-	4,350
Inventory	96,550	48,671
Prepaid expenses	184,430	-
Fair value of derivatives on convertible debt	230,436	-
Total Current Assets	514,019	59,442

Trademark, net of $643 and $288 in accumulated amortization at September 30, 2015 and March 31, 2015, respectively	4,482	4,837
Total Assets	$518,501	$64,279

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$86,511	$121,321
Accrued interest	72,411	23,053
Short-term debt, net of deferred financing fees,net of $48,863 at September 30, 2015 and nil at March 31, 2015, respectively	1,181,887	586,000
Due to shareholder	91,584	176,586
Total Current Liabilities	1,432,393	906,960
Total Liabilities	1,432,393	906,960
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000 shares authorized, 116,983,784 and 114,050,000 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	116,984	114,050
Additional paid-in captial	4,138,571	3,757,450
Accumulated deficit	(5,169,447)	(4,714,181)
Total Stockholders' Deficit	(913,892)	(842,681)
Total Liabilities and Stockholders' Deficit	$518,501	$64,279

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Six Months ended September 30,
	2015	2014	2015	2014

REVENUES	$2,409	$598	$3,104	$3,730
COST OF SALES	1,361	515	7,827	2,009
GROSS MARGIN	1,048	83	(4,723)	1,721

OPERATING EXPENSES:
General and administrative	170,531	44,058	259,240	62,381
Preproduction costs	-	39,850	-	40,350
Product advertising costs	62,390	2,090	171,868	4,926
Amortization expense	85	124	355	124
Research and development costs	5,440	-	5,440	1,182
Total Operating Expenses	238,446	86,122	436,903	108,963

OTHER (INCOME) EXPENSE:
Interest expense	53,064	4,195	93,271	4,195
Equity purchase agreement fees	150,805	-	150,805	-
Unrealized gain on derivatives for convertible debt	(360,911)	-	(230,436)	-
Total Other (Income) Expense	(157,042)	4,195	13,640	4,195

NET LOSS	$(80,356)	$(90,234)	$(455,266)	$(111,437)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average
common shares outstanding:	115,414,298	89,195,652	114,805,799	87,606,557

The accompanying notes are an integral part of these financial statements.

FLASR, INC.

(Formerly: Language Arts Corp.)

STATEMENTS OF CASH FLOWS

	Six Months ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(455,266)	$(111,437)
Bad debt expense	4,350	-
Amortization of deferred financing fees	45,787	-
Amortization expense	355	124
Common stock issued for marketing services	77,250	-
Unrealized loss on derivatives for convertible debt	(230,436)	-
Equity purchase agreement fees	150,805	-
Adjustments to reconcile net loss to net cash used in operations:
Net changes in operating assets and liabilities:
Prepaid expenses	45,570	-
Accounts receivable	-	348
Inventory	(47,879)	(319)
Accounts payable	(36,810)	38,392
Accrued liabilities	49,358	4,195
Net Cash Used in Operating Activities	(396,916)	(68,697)

INVESTING ACTIVITIES
Advance to shareholder	-	(45,911)
Capitalized trademark costs	-	(283)
Net Cash Used in Investing Activities	-	(46,194)

FINANCING ACTIVITIES
Proceeds from short-term debt	599,750	125,000
Proceeds from shareholder loan	-	16,778
Repayment of short-term debt	(30,000)	(5,000)
Repayment of shareholder loan	(85,002)	-
Deferred financing fees	(91,650)	-
Net Cash Provided by Financing Activities	393,098	136,778

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,818)	21,887
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,421	134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,603	$22,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS

Common stock and convertible debt for execution of equity purchase agreement	$150,805	$-
Common stock issued for marketing services	$305,250	$-
Common stock issued for services to raise capital	$14,400	$-

The accompanying notes are an integral part of these financial statements.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

We were incorporated on April 22, 2013 in the State of Nevada under the name "Language Arts Corp." to design, develop and launch an online language learning and translation service but never commenced such planned operations and had limited start-up operations and generated no revenues.

On July 23, 2014, Everett Dickson consummated the purchase of 6,000,000 shares of common stock of the Company representing 63% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares of $30,000 was payable on January 23, 2015.

Effective July 23, 2014, in connection with the closing of the Purchase Agreement, the sole officer and director of the Company resigned and Mr. Dickson was appointed President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

The acquisition of FLASR by the Company was treated as a reverse capitalization, with FLASR deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting. The reverse merger is deemed a recapitalization and the accompanying financial statements represent the continuation of the financial statements of FLASR (the accounting acquirer/legal subsidiary) except for its capital structure. The accompanying financial statements reflect the assets and liabilities of FLASR recognized and measured at their carrying value before the combination and the assets and liabilities of Language Arts (the legal acquiree/legal parent). The equity structure reflects the equity structure of Language Arts, the legal parent, and the equity structure of FLASR, the accounting acquirer, as restated to reflect the number of shares of the legal parent. The merged entity is referred to herein as "the Company".

The Company sells portable waste solutions for consumers of moist tobacco products. We have created the FLASR™, a discreet, considerate, convenient and reusable spittoon system.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.

The Company has elected a March 31 fiscal year end.

The accompanying financial statements at September 30, 2015 and March 31, 2015 and for the three and six-month periods ended September 30, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods. Operating results for the three months and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's audited financial statements for the year ended March 31, 2015, to the form 10-K filed with the SEC on June 29, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued guidance that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In April 2015, the FASB decided to delay the effective date for the guidance. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its financial statements.

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

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three and six months ended September 30, 2015. Approximately $48,863 of net debt issuance costs have been deducted from the carrying amount of debt as of September 30, 2015.

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

In July 2015, the FASB issued accounting guidance regarding simplifying the measurement of inventory. The new guidance applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 4 – ISSUANCE OF NEW SHARES

During the six months ended September 30, 2015, in consideration for services previously rendered, the Company issued an additional 430,000 common shares to third party investors. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $72,256 and is recorded as advertising expense and cost of equity for the six months ended September 30, 2015.

On August 13, 2015, the Company entered into a consulting agreement with a consulting group whereas the consulting group will provide various corporate consulting services over a six month period. As consideration for the consulting services, the Company issued 2,000,000 shares of common stock. The fair value of these shares was measured as of the date the shares were issued and amounted to $230,000 and were recognized as a prepaid expense to be amortized over the life of the agreement.

On August 17, 2015, the Company entered into an Equity Purchase Agreement (Note 6) with Premier Venture Partners, LLC, a California Limited Liability Company (the "Investor") whereas the Company can require the Investor to invest up to $3.0 million to purchase the Company's common stock. In exchange for this option, the Company issued 473,784 common shares as partial consideration. The fair value of these shares as of the date of issuance were $75,805 and were charged as Equity Purchase Agreement Fees on the Company's Statement of Operations.

On September 18, 2015, the Company amended the Auctus Fund, LLC Note (defined in Note 5) to exclude the obligation that the Company shall include on the next registration statement the Company files with the SEC all shares issuable upon conversion of this note. As consideration for this amendment, the Company issued the Auctus Fund, LLC an additional 30,000 common shares. These shares were included as deferred financing costs at their fair value of $3,000 as of the date of issuance.

The common shares issued and outstanding totaled 116,983,784 on September 30, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

NOTE 5 – DERIVATIVES AND SHORT-TERM DEBT

Derivatives

During the first six months of fiscal year 2016, the Company entered into several Security Purchase Agreements for convertible debt which contain the following embedded derivatives: (i) rights to convert principal and interest payable into shares of the Company's common stock under specific circumstances for each Note; and (ii) conversion prices that varies depending on the stock prices at the time of the conversion.

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

Convertible Notes

The Company estimated the fair value of the Convertible Notes using the Black-Scholes approach. The fair value of the derivatives at September 30, 2015 is approximately $230,436.

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. ("Vis Vires") for the sale of a convertible promissory note (the "Vis Vires Note") in the principal amount of $38,000. On April 1 2015, Vis Vires executed the Securities Purchase Agreement and funded the Company pursuant to the terms thereof. The note bears an interest rate of 8% and is due on December 27, 2015. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices during the 10 trading day period prior to the conversion date. The note plus accrued interest was $39,582 at September 30, 2015. The estimated Warrants total 797,262, and are valued at $0.02 each as of September 30, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.05
Issuance date	April 1, 2015
Maturity date	December 27, 2015
Volatility	206.9%
Interest rate	0.28%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, a New York limited liability Company ("LG") for the sale of two convertible notes (the "LG Note") in the principal amount of $157,500 ($78,750 each). The notes bear an interest rate of 8% and are due on April 1, 2016. Interest is payable in cash only. The note holder shall have the right to convert the Second Note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note was $78,750 at September 30, 2015. The estimated Warrants total 1,642,678, and are valued at $0.03 each as of September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.05
Issuance date	April 1, 2015
Maturity date	April 1, 2016
Volatility	206.9%
Interest rate	0.33%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida limited liability Company ("Adar Bays") for the sale of two convertible notes (the "Adar Bays Note") in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 8% and are due on April 2, 2016. Interest is payable in cash only. The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note was $75,000 at September 30, 2015. The estimated Warrants total 1,564,456, and are valued at $0.03 each as of September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.05
Issuance date	April 2, 2015
Maturity date	April 2, 2016
Volatility	206.9%
Interest rate	.33%

During the first quarter of fiscal year 2016, the Company executed a 12% convertible note (the "JSJ Note") in the principal amount of $57,000 with JSJ Investments Inc., a Texas corporation ("JSJ"). The JSJ Note, which is due on October 1, 2015, bears interest at the rate of 12% per annum. The note holder shall have the right to convert the note to the Company common stock at any time and the conversion price is 55% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note plus accrued interest was $60,317 at September 30, 2015. The estimated Warrants total 1,372,555, and are valued at $0.01 each as of September 30, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.04
Issuance date	April 2, 2015
Maturity date	October 1, 2015
Volatility	206.9%
Interest rate	0.23%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Union Capital, LLC, Nevada Limited Liability Company ("Union Capital") for the sale of two convertible notes (the "Union Capital Note") in the principal amount of $100,000 ($50,000 each). The notes bear and interest rate of 8% and are due on April 15, 2016. Interest is payable in cash only.The note holder shall have the right to convert the Second Note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note was $50,000 at September 30, 2015. The estimated Warrants total 1,043,841, and are valued at $0.03 each as of September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.05
Issuance date	April 15, 2015
Maturity date	April 15, 2016
Volatility	206.9%
Interest rate	0.33%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Black Forest Capital, LLC, a New York Limited Liability Company ("Black Forest") for the sale of two convertible notes (the "Black Forest Note") in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 10% and are due on March 8, 2016. Interest is payable only in cash. The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 58% multiplied by the lowest bid price of the last 10 trading prices prior to the conversion date. The note was $75,000 at September 30, 2015. The estimated Warrants total 1,618,402 and are valued at $0.03 each as of September 30, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.05
Issuance date	June 4, 2015
Maturity date	March 8, 2016
Volatility	206.9%
Interest rate	0.28%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, a Massachusetts Limited Liability Company, for the sale of a convertible redeemable note (the "Auctus Fund, LLC Note") in the principal amount of $51,000. The note bears an interest rate of 10% and is due on April 28, 2016. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is the lesser of 55% multiplied by the lowest trading price for the previous 25 days ending on the last complete trading day prior to the date of this Note or the variable trading price which is 55% multiplied by the lowest 25 trading prices ending on the latest complete trading day prior to the conversion date subject to equitable adjustments for stock splits, stock dividends, or right offerings. The Company amended this agreement during the second quarter of fiscal 2015 to exclude the obligation that the Company shall include on the next registration statement the Company files with the SEC all shares issuable upon conversion of this Note. As consideration for this amendment, the Company issued the Auctus Fund, LLC an additional 30,000 common shares as discussed in Note 4. The note plus accrued interest was $51,908 at September 30, 2015. The estimated Warrants total 1,181,209 and are valued at $0.03 each at September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.04
Issuance date	July 28, 2015
Maturity date	April 28, 2016
Volatility	206.9%
Interest rate	0.28%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Vis Vires for the sale of a convertible promissory note (the "2016 Vis Vires Note") in the principal amount of $48,000. The note bears an interest rate of 8% and is due on March 8, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices during the 10 trading day period prior to the conversion date. The note plus accrued interest was $51,908 at September 30, 2015. The estimated Warrants total 991,881, and are valued at $0.03 each at September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.05
Issuance date	June 4, 2015
Maturity date	March 8, 2016
Volatility	206.9%
Interest rate	0.28%

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with GW Holdings Group, LLC, a New York Limited Liability Company, for the sale of a convertible promissory note (the "GW Holdings Note") in the principal amount of $37,000. The note bears an interest rate of 8% and is due on July 14, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 57.5% multiplied by the lowest trading price during the 20 trading days up to the conversion date. The note plus accrued interest was $37,641 at September 30, 2015. The estimated Warrants total 935,172, and are valued at $0.04 each as of September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.04
Issuance date	July 14, 2015
Maturity date	July 14, 2016
Volatility	206.9%
Interest rate	0.33%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Essex Global Investment Corp for the sale of a convertible promissory note (the "Essex Global Note") in the principal amount of $50,000. The note bears an interest rate of 10% and is due on August 7, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the lowest trading price during the 10 trading day period prior to the conversion date. The note plus accrued interest was $50,753 at September 30, 2015. The estimated Warrants total 1,250,084, and are valued at $0.04 each as of September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.04
Issuance date	August 7, 2015
Maturity date	August 7, 2016
Volatility	206.9%
Interest rate	0.33%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Premier Venture Partners, LLC, for the sale of a convertible promissory note (the "Premier Venture Note") in the principal amount of $75,000. The note bears an interest rate of 5% and is due on February 6, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 70% multiplied by the volume weighted average price during the 10 trading day period prior to the conversion date. The note plus accrued interest was $75,462 at September 30, 2015. The estimated Warrants total 1,122,482, and are valued at $0.02 each as of September 30, 2015.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.07
Issuance date	August 17, 2015
Maturity date	February 6, 2016
Volatility	206.9%
Interest rate	0.23%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Yoshar Trading, LLC, a Florida limited liability company, for the sale of a convertible promissory note (the "Yoshar Note") in the principal amount of $40,000. The note bears an interest rate of 10% and is due on August 11, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 57.5% multiplied the lowest trading price during the 20 trading day period up to the conversion date. The note plus accrued interest was $40,589 at September 30, 2015. The estimated Warrants total 1,007,675 and are valued at $0.04 each at September 30, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at September 30, 2015:

Stock price	$0.07
Discount rate	20%
Exercise price	$0.04
Issuance date	August 11, 2015
Maturity date	August 11, 2016
Volatility	206.9%
Interest rate	.33%

The Company reserved 21,425,000 shares of common stock for issuance upon full conversion of convertible debt.

NOTE 6- EQUITY PURCHASE AGREEMENT

On August 17, 2015, the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") with the Investor, pursuant to which the Company has the ability and option to sell and issue shares of its common stock, par value $0.001 per share (the "Common Stock"), to the Investor in an aggregate amount of up to $3 million. Pursuant to the terms of the Purchase Agreement, during a 36-month period beginning the first trading day following the date upon which the SEC declares effective a registration statement covering the resale of the Common Stock to be sold under the Purchase Agreement, the Company may periodically deliver notices requiring the Investor to purchase shares of the Common Stock (each a "Put Notice"). The number of shares subject to each Put Notice must be at least $10,000 worth of the shares and may not exceed four hundred percent (400%) of the average daily trading volume of the Common Stock for the five trading days prior to the date such Put Notice is received by the Investor. The purchase price for the shares of Common Stock under each Put Notice will be ninety percent (90%) of the lowest closing price of the Common Stock during the 10-trading day period following the date upon which the shares of Common Stock subject to such Put Notice are electronically deposited in the Investor's trading account. Per the Purchase Agreement the amount of shares of the Company's Common Stock to be purchased by the Investor is limited to 4.99% of the Company's total outstanding shares of common stock.

In conjunction with the signing of this agreement, the Company issued 473,784 common shares as partial consideration. The fair value of these shares as of the date of issuance was $75,805 and were charged as fees in conjunction with share purchase agreement on the Company's Statement of Operations. As other partial consideration, the Company issued a $75,000 convertible note payable (also discussed in Note 5) to the Investor and charged as fees in conjunction with share purchase agreement on the Company's Statement of Operations.

FLASR, Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

NOTE 7 - INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.Deferred tax assets are recognized to the extent that the realization of the related tax benefit through future taxable profits is probable. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company's policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statement of operations.

NOTE 8- COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

NOTE 9- SUBSEQUENT EVENTS

Management evaluated the events subsequent to September 30, 2015 through the date these financials were able to be issued.

Subsequent to year end, many of the convertible notes described in Note 5 herein were fully or partially converted into shares of the Company's common stock as follows:

Vis Vires converted the Vis Vires Note ($38,000 original principle) for 6,658,872 of the Company's common stock, reducing the note to zero.

LG partially converted one of the LG Notes ($78,750 original principal) for 5,044,739 shares, reducing the principal amount to $71,485.

Adar Bays partially converted one of the Adar Bays Notes ($75,000 original principal) for 19,634,697 shares, reducing the principal amount to $50,121.

JSJ partially converted one of the JSJ Note ($57,000 original principal) for 8,075,252 shares, reducing the principal amount to $36,154

Union Capital partially converted one of the Union Capital Notes ($50,000 original principal) for 30,927,853 shares, reducing the principal amount to $12,185.

Black Forest partially converted one of the Black Forest Notes ($75,000 original principal) for 10,185,345 shares, reducing the principal amount to $65,833.

In November, the Company amended its Articles of Incorporation to increase the amount of authorized common shares of the Company's stock from 500 million to 2.5 billion.

There were no further subsequent events that required disclosure recognition.

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the "Company," "we," "our" or "us" refer to FLASR Inc. unless the context otherwise indicates.

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

Everett Dickson, the majority stockholder and sole officer and director of the Company, took control of the Company with the intention of merging his private, solely owned company "FLASR Inc." into the Company. The Company's board of directors approved the implementation of a stock dividend payment in the form of a 1:6 forward stock split whereby shares of common stock held by each stockholder of record on August 28, 2014 automatically received shares at the rate of 1 for 5, without any action on the part of the stockholders. Accordingly, there were an additional 47,500,000 shares of common stock issued and outstanding. The Company also filed an application with FINRA to (i) change the ticker symbol of the Company to "FLSR", (ii) change the name of the Company to FLASR Inc., (iii) increase the authorized share shares of common stock from 75,000,000 to 150,000,000 and (iv) increase the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock which became effective in September 2014.

Pursuant to the closing of the Purchase Agreement on September 16, 2014, the Company acquired all of the issued and outstanding capital stock of FLASR Inc. from Mr. Dickson for 50,000,000 shares of the Company's common stock and FLASR became a wholly-owned subsidiary of the Company. As a result of the acquisition, management intends to focus the Company's business on FLASR's development and sale of the portable FLASRs for tobacco by-products.

The acquisition of FLASR by the Company was treated as a reverse capitalization, with FLASR deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting. The reverse merger is deemed a recapitalization and the accompanying financial statements represent the continuation of the financial statements of FLASR (the accounting acquirer/legal subsidiary) except for its capital structure. The accompanying financial statements reflect the assets and liabilities of FLASR recognized and measured at their carrying value before the combination and the assets and liabilities of Language Arts Corp. (the legal acquiree/legal parent). The equity structure reflects the equity structure of Language Arts, the legal parent, and the equity structure of FLASR, the accounting acquirer, as restated to reflect the number of shares of the legal parent. The merged entity is referred to herein as "the Company".

On May 19, 2015, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada increasing the amount of authorized shares of common stock of the Company from 150,000,000 to 500,000,000 shares.

Results of Operations

For the three months ended September 30, 2015 and September 30, 2014

Revenues

The Company generated $2,409 in revenues during the three months ended September 30, 2015, as compared to $598 in the prior corresponding period.

Total operating expenses

For the three months ended September 30, 2015, total operating expenses were $238,446, consisting of general and administrative expenses of $170,531, product advertising costs of $62,390, research and development costs of $5,440 and amortization expense of $85. For the three months ended September 30, 2014, total operating expenses were $86,122, consisting of $44,058 in general and administrative expenses, $39,850 in preproduction costs, $2,090 in product marketing costs, and $124 in amortization. Operating expenses increased $158,324 primarily due to a $65,458 increase in consulting fees, $60,300 in product advertising expenses, and $17,790 in public relation expenses.

Interest Expense

For the three months ended September 30, 2015, interest expense was $53,064 as compared to $4,195 in the prior corresponding period. The increase is primarily related to the increased amount of outstanding short-term debt and amortization of related debt issuance costs.

Unrealized loss on derivatives for convertible debt

For the three months ended September 30, 2015, unrealized gain on derivatives for convertible debt were $360,911 compared to $ - for the prior corresponding period. The gain was related to fair valuation measurement adjustments made on the Company's convertible debt agreements.

Equity purchase agreement fees

During the second quarter, the Company entered into an Equity Purchase Agreement pursuant to which the Company has the ability and option to sell and issue shares of its common stock to a certain investor in an aggregate amount of up to $3,000,000.

In conjunction with the signing of this agreement, the Company issued 473,784 common shares as partial consideration. The fair value of these shares as of the date of issuance was $75,805 and were charged as fees in conjunction with share purchase agreement on the Company's Statement of Operations. As other partial consideration, the Company issued a $75,000 note payable to the Investor to pay for fees in conjunction with the share purchase agreement and are recorded on the Company's Statement of Operations.

Net loss

For the three months ended September 30, 2015, the Company had a net loss of $80,356, as compared to a net loss for the three months ended September 30, 2014 of $90,234.

For the six months ended September 30, 2015 and September 30, 2014

Revenues

The Company generated $3,104 in revenues during the six months ended September 30, 2015, as compared to $3,730 in revenues for the prior corresponding period, remaining flat.

Total operating expenses

For the six months ended September 30, 2015, total operating expenses were $436,903, consisting of general and administrative expenses ("SG&A") of $259,240, product advertising costs of $171,868, research and development costs of $5,440, and amortization expense of $355. For the six months ended September 30, 2014, total operating expenses were $108,963, consisting of $62,381 in general and administrative expenses, $40,350 in preproduction costs, $4,926 in product advertising costs, and $124 in amortization. Operating expenses increased $327,940 primarily due to $166,942 increase in product advertising costs, an $86,492 increase in accounting and consulting fees, a $45,540 increase in public relations and a $21,681 increase in travel expenses. These increases were mitigated by a $40,350 decrease in preproduction costs.

Interest Expense

For the six months ended September 30, 2015, interest expense was $93,271 as compared to $4,195 in the prior corresponding period. The increase is primarily related to the increased amount of outstanding short-term debt and amortization of related debt issuance costs.

Unrealized loss on derivatives for convertible debt

For the six months ended September 30, 2015, unrealized gain on derivatives for convertible debt was $230,436 compared to $ - for the prior corresponding period. The gain was related to fair valuation measurement adjustments made on the Company's convertible debt agreements.

Equity purchase agreement fees

During the second quarter, the Company entered into an Equity Purchase Agreement pursuant to which the Company has the ability and option to sell and issue shares of its common stock to a certain investor in an aggregate amount of up to $3,000,000.

In conjunction with the signing of this agreement, the Company issued 473,784 common shares as partial consideration. The fair value of these shares as of the date of issuance was $75,805 and were charged as fees in conjunction with share purchase agreement on the Company's Statement of Operations. As other partial consideration, the Company issued a $75,000 note payable to the Investor to pay for fees in conjunction with the share purchase agreement and recorded on the Company's Statement of Operations.

Net loss

For the six months ended September 30, 2015, the Company had a net loss of $455,256 as compared to a net loss of $111,437 in the prior corresponding period.

Liquidity and Capital Resources

As of September 30, 2015, the Company had approximately $2,603 in cash. We estimate that within the next 12 months we will need approximately $1,500,000 for the next twelve months to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has noagreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the notes issued by the Company within the last several months, the Company has an aggregate of $1.2 million due and payable as short-term debt as of September 30, 2015. These convertible debentures mature throughout 2016.

As of September 30, 2015, the Company and its wholly owned subsidiary FLASR, had outstanding notes payable to Everett Dickson, the Company's sole officer and director, of $91,584. These notes are unsecured, payable upon demand and have no stated interest rate.

Going Concern

As of September 30, 2015, the Company had a total stockholders' deficit of approximately $913,892 million. The ability of the Company to continue as a going concern is dependent on the Company obtaining net sales and adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Our auditors have issued a going concern opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Recently Issued Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued guidance that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In April 2015, the FASB decided to delay the effective date for the guidance. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its financial statements.

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

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three and six months ended September 30, 2015. Approximately $48,863of net debt issuance costs have been deducted from the carrying amount of debt as of September 30, 2015.

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

In July 2015, the FASB issued accounting guidance regarding simplifying the measurement of inventory. The new guidance applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2015, the Company in consideration for services previously rendered, issued an additional 430,000 shares of common stock. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On August 13, 2015, the Company entered into a consulting agreement whereas the consulting group will provide various corporate consulting services over a six month period. As consideration for the consulting services, the Company issued 2,000,000 shares of common stock. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On August 17, 2015, the Company entered into an Equity Purchase Agreement with Premier Venture Partners, LLC, a California Limited Liability Company. In conjunction with the signing of this agreement, the Company issued 473,784 common shares as partial consideration. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On September 18, 2015, the Company amended the Auctus Fund, LLC Note. As consideration for this amendment, the Company issued the Auctus Fund, LLC an additional 30,000 common shares. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

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

FLASR INC.

Dated: November 16, 2015	By:	/s/ Everett Dickson
Everett Dickson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

