Form 10-Q
period 2015-12-31
FLASR, Inc.
filed 2016-04-01
CIK 1577189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of April 1, 2016, 30,594,194 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLASR INC.

(Formerly: Language Arts Corp.)

BALANCE SHEETS

	December 31, 2015	March 31, 2015

ASSETS
CURRENT ASSETS
Cash	$488	$6,421
Accounts receivable, net of allowance for doubtful accounts of $0 and $5,184 at December 31, 2015 and March 31, 2015, respectively	1,586	4,350
Inventory	71,863	48,671
Prepaid expenses	2,083	-
Fair value of derivatives on convertible debt	-	-
Total Current Assets	76,020	59,442

Trademark, net of $728 and $288 in accumulated amortization at December 31, 2015 and March 31, 2015, respectively	4,397	4,837
Total Assets	$80,417	$64,279

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,568	$121,321
Accrued liabilities	722	-
Accrued interest	102,516	23,053
Short-term debt, net of deferred financing fees, net of $23,521 at December 31, 2015 and nil at March 31, 2015, respectively	1,092,801	586,000
Due to shareholder	71,335	176,586
Total Current Liabilities	1,275,942	906,960
Total Liabilities	1,275,942	906,960
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000 shares authorized, 297,038,096 and 114,050,000 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	271,073	114,050
Additional paid-in capital	3,888,499	3,757,450
Accumulated deficit	(5,355,097)	(4,714,181)
Total Stockholders' Deficit	(1,195,525)	(842,681)
Total Liabilities and Stockholders' Deficit	$80,417	$64,279

The accompanying notes are an integral part of these financial statements.

FLASR INC.
(Formerly: Language Arts Corp.)

STATEMENTS OF OPERATIONS

	Three Months ended December 31,		Nine Months ended December 31,
	2015	2014	2015	2014

REVENUES	$6,255	$11,331	$9,359	$15,061
COST OF SALES	(3,626)	8,201	4,202	10,210
GROSS MARGIN	9,881	3,130	5,157	4,851

OPERATING EXPENSES:
General and administrative	(121,345)	3,008,176	297,392	3,070,557
Preproduction costs	-	4,819	-	45,169
Product advertising costs	8,818	138,922	26,628	143,848
Amortization expense	85	-	440	124
Research and development costs	-	-	-	1,182
Total Operating Expenses	(112,442)	3,151,917	324,460	3,260,880

OTHER (INCOME) EXPENSE:
Interest expense	63,786	7,395	157,056	11,590
Cost of debt	13,750	0	13,750	0
Equity purchase agreement fees	-	-	150,805	-
Unrealized gain on derivatives for convertible debt	230,436	-	-	-
Total Other (Income) Expense	307,972	7,395	321,611	11,590

NET LOSS	$(185,649)	$(3,156,182)	$(640,916)	$(3,267,619)

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.00)	$(0.03)
Basic and diluted weighted average
common shares outstanding:	180,054,316	109,442,391	297,038,100	94,911,636

The accompanying notes are an integral part of these financial statements.

FLASR INC.

(Formerly: Language Arts Corp.)

STATEMENTS OF CASH FLOWS

	Nine Months ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(640,916)	$(3,267,619)
Adjustments to reconcile net loss to net cash used in operations:
Bad debt expense	5,184	-
Amortization of deferred financing fees	71,129	-
Amortization expense	440	124
Common stock issued for marketing services	104,055	2,942,500
Equity purchase agreement fees	75,000	-
Cost of debt	13,750	-
Net changes in operating assets and liabilities:
Prepaid expenses	(2,083)	-
Accounts receivable	2,420	348
Inventory	(23,191)	(229)
Accounts payable	(112,032)	19,564
Accrued interest	79,463	11,590
Net Cash Used in Operating Activities	(431,621)	(293,722)

INVESTING ACTIVITIES
Capitalized trademark costs	-	(283)
Net Cash Used in Investing Activities	-	(283)

FINANCING ACTIVITIES
Proceeds from short-term debt	655,589	425,000
Proceeds from shareholder loan	1,521	18,572
Repayment of short-term debt	(30,000)	(19,000)
Repayment of shareholder loan	(106,772)	(98,837)
Deferred financing fees	(94,650)	-
Net Cash Provided by Financing Activities	425,688	325,735

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,932)	31,730
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,421	134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$488	$31,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS

Common stock issued for services to raise capital	$14,400	$-
Conversion of debt to stock	$184,017	$-

The accompanying notes are an integral part of these financial statements.

FLASR Inc.

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

The accompanying financial statements at December 31, 2015 and March 31, 2015 and for the three and nine-month periods ended December 31, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods. Operating results for the three months and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's audited financial statements for the year ended March 31, 2015, to the form 10-K filed with the SEC on June 29, 2015.

FLASR Inc.

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

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three and nine months ended December 31, 2015. Approximately $23,521 of net debt issuance costs have been deducted from the carrying amount of debt as of December 31, 2015.

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

FLASR Inc.

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

NOTE 4 – ISSUANCE OF NEW SHARES

During the nine months ended December 31, 2015, in consideration for services previously rendered, the Company issued an additional 430,000 common shares to third party investors. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $72,256 and is recorded as advertising expense and cost of equity for the [nine] months ended December 31, 2015.

On August 13, 2015, the Company entered into a consulting agreement with a consulting group whereas the consulting group will provide various corporate consulting services over a six month period. As consideration for the consulting services, the Company issued 2,000,000 shares of common stock. The fair value of these shares was measured as of the date the shares were issued and amounted to $230,000 and were recognized as a prepaid expense to be amortized over the life of the agreement. On November 11, 2015, this agreement was terminated, and all fees and expenses were reversed

On August 17, 2015, the Company entered into an Equity Purchase Agreement (Note 6) with Premier Venture Partners, LLC, a California Limited Liability Company (the "Investor") whereas the Company can require the Investor to invest up to $3.0 million to purchase the Company's common stock. In exchange for this option, the Company issued 473,784 common shares as partial consideration. The fair value of these shares as of the date of issuance were $75,805 and were charged as Equity Purchase Agreement Fees on the Company's Statement of Operations.

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

The common shares issued and outstanding totaled 297,038,096 on December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

NOTE 5 – DERIVATIVES AND SHORT-TERM DEBT

Derivatives

During the first nine months of fiscal year 2016, the Company entered into several Security Purchase Agreements for convertible debt which contain the following embedded derivatives: (i) rights to convert principal and interest payable into shares of the Company's common stock under specific circumstances for each Note; and (ii) conversion prices that varies depending on the stock prices at the time of the conversion.

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

Convertible Notes

The Company estimated the fair value of the Convertible Notes using the Black-Scholes approach. The fair value of the derivatives at December 31, 2015 is valued at $0, as the stock price is valued at $0, and therefore the derivatives have no value at December 31, 2015.

The Company recorded Deferred financing fees of $58,200 during the first quarter of 2015 and $36,450 during the second quarter. They also recorded amortization of the fees of $16,254 during the first quarter and $54,875 during the second quarter.

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. ("Vis Vires") for the sale of a convertible promissory note (the "Vis Vires Note") in the principal amount of $38,000. On April 1 2015, Vis Vires executed the Securities Purchase Agreement and funded the Company pursuant to the terms thereof. The note bears an interest rate of 8% and is due on December 27, 2015. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices during the 10 trading day period prior to the conversion date. The note converted fully into common stock during the third quarter 2015. Total options converted are 6,658,872.

During the first quarter of fiscal year 2016, the Company executed a 12% convertible note (the "JSJ Note") in the principal amount of $57,000 with JSJ Investments Inc., a Texas corporation ("JSJ"). The JSJ Note, which is due on October 1, 2015, bears interest at the rate of 12% per annum. The note holder shall have the right to convert the note to the Company common stock at any time and the conversion price is 55% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note partially converted into common stock with 8,075,252 options converted, leaving the remaining debt value at $28,672 during the third quarter 2015. The estimated Warrants total 603,222,249, and are valued at $0.0001 each as of December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.230%
Exercise price	$0.0001
Issuance date	April 1, 2015
Maturity date	October 1, 2015
Volatility	315.54%
Interest rate	0.0%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, a New York limited liability Company ("LG") for the sale of two convertible notes (the "LG Note") in the principal amount of $157,500 ($78,750 each). The notes bear an interest rate of 8% and are due on April 1, 2016. Interest is payable in cash only. The note holder shall have the right to convert the Second Note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note was $71,976 at December 31, 2015, and 5,044,739 options were converted to common stock. The estimated Warrants total 1,199,598,009, and are valued at $0.0001 each as of December 31, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.164%
Exercise price	$0.0001
Issuance date	April 1, 2015
Maturity date	April 1, 2016
Volatility	315.54%
Interest rate	0.0%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida limited liability Company ("Adar Bays") for the sale of two convertible notes (the "Adar Bays Note") in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 8% and are due on April 2, 2016. Interest is payable in cash only. The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note was $43,545 at December 31, 2015 and 45,998,030 options were converted to common stock. The estimated Warrants total 725,752,311, and are valued at $0.0001 each as of December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.167%
Exercise price	$0.0001
Issuance date	April 2, 2015
Maturity date	April 2, 2016
Volatility	315.54%
Interest rate	.0%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Union Capital, LLC, Nevada Limited Liability Company ("Union Capital") for the sale of two convertible notes (the "Union Capital Note") in the principal amount of $100,000 ($50,000 each). The notes bear and interest rate of 8% and are due on April 15, 2016. Interest is payable in cash only.The note holder shall have the right to convert the Second Note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 60% multiplied by the average of the lowest 20 trading prices prior to the conversion date. The note was $11,579 at December 31, 2015, and 30,927,853 options were converted to common stock. The estimated Warrants total 241,736 and are valued at $0.0001 each as of December 31, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.214%
Exercise price	$0.0479
Issuance date	April 15, 2015
Maturity date	April 15, 2016
Volatility	315.54%
Interest rate	0%

During the first quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Black Forest Capital, LLC, a New York Limited Liability Company ("Black Forest") for the sale of two convertible notes (the "Black Forest Note") in the principal amount of $150,000 ($75,000 each). The notes bear an interest rate of 10% and are due on March 8, 2016. Interest is payable only in cash. The note holder shall have the right to convert the Second note to the Company common stock once the Buyer Note is paid off in cash. The conversion price is 58% multiplied by the lowest bid price of the last 10 trading prices prior to the conversion date. The note was $61,966 at December 31, 2015, and 23,074,570 options were converted to common stock. The estimated Warrants total 1,068,386,586 and are valued at $0.0001 each as of December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.283%
Exercise price	$0.0001
Issuance date	May 4, 2015
Maturity date	May 4, 2016
Volatility	315.54%
Interest rate	0.0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, a Massachusetts Limited Liability Company, for the sale of a convertible redeemable note (the "Auctus Fund, LLC Note") in the principal amount of $51,000. The note bears an interest rate of 10% and is due on April 28, 2016. The note holder shall have the right to convert the notes to the Company common stock at any time and the conversion price is the lesser of 55% multiplied by the lowest trading price for the previous 25 days ending on the last complete trading day prior to the date of this Note or the variable trading price which is 55% multiplied by the lowest 25 trading prices ending on the latest complete trading day prior to the conversion date subject to equitable adjustments for stock splits, stock dividends, or right offerings. The Company amended this agreement during the second quarter of fiscal 2015 to exclude the obligation that the Company shall include on the next registration statement the Company files with the SEC all shares issuable upon conversion of this Note. As consideration for this amendment, the Company issued the Auctus Fund, LLC an additional 30,000 common shares as discussed in Note 4. The note plus accrued interest was $53,180 at December 31, 2015. The estimated Warrants total 966,904,110 and are valued at $0.0001 each at December 31, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.262%
Exercise price	$0.0
Issuance date	July 28, 2015
Maturity date	April 28, 2016
Volatility	315.54%
Interest rate	0.0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Vis Vires for the sale of a convertible promissory note (the "2016 Vis Vires Note") in the principal amount of $48,000. The note bears an interest rate of 8% and is due on March 8, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the average of the lowest three trading prices during the 10 trading day period prior to the conversion date. The note plus accrued interest was $48,153 at December 31, 2015. The estimated Warrants total 830,224,451, and are valued at $0.0001 each at December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at [December 31], 2015:

Stock price	$0.0001
Discount rate	.152%
Exercise price	$0.0
Issuance date	June 4, 2015
Maturity date	March 8, 2016
Volatility	315.54%
Interest rate	0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with GW Holdings Group, LLC, a New York Limited Liability Company, for the sale of a convertible promissory note (the "GW Holdings Note") in the principal amount of $37,000. The note bears an interest rate of 8% and is due on July 14, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 57.5% multiplied by the lowest trading price during the 20 trading days up to the conversion date. The note plus accrued interest was $38,379 at December 31, 2015. The estimated Warrants total 667,595,473, and are valued at $0.0001 each as of December 31, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.502%
Exercise price	$0.0001
Issuance date	July 14, 2015
Maturity date	July 14, 2016
Volatility	316%
Interest rate	0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Essex Global Investment Corp for the sale of a convertible promissory note (the "Essex Global Note") in the principal amount of $50,000. The note bears an interest rate of 10% and is due on August 7, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 58% multiplied by the lowest trading price during the 10 trading day period prior to the conversion date. The note plus accrued interest was $52,000 at December 31, 2015. The estimated Warrants total 896,551,724, and are valued at $0.0001 each as of December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.428%
Exercise price	$0.0001
Issuance date	August 7, 2015
Maturity date	August 7, 2016
Volatility	315.54%
Interest rate	0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Premier Venture Partners, LLC, for the sale of a convertible promissory note (the "Premier Venture Note") in the principal amount of $75,000. The note bears an interest rate of 5% and is due on February 6, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 70% multiplied by the volume weighted average price during the 10 trading day period prior to the conversion date. The note plus accrued interest was $76,397 at December 31, 2015. The estimated Warrants total 1,091,389,432, and are valued at $0.0001 each as of December 31, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.142%
Exercise price	$0.0001
Issuance date	August 17, 2015
Maturity date	February 6, 2016
Volatility	315.54%
Interest rate	0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Yoshar Trading, LLC, a Florida limited liability company, for the sale of a convertible promissory note (the "Yoshar Note") in the principal amount of $40,000. The note bears an interest rate of 10% and is due on August 11, 2016. The note holder shall have the right to convert the note to the Company common stock beginning on the date which is 180 days from the date of this note and the conversion price is 57.5% multiplied the lowest trading price during the 20 trading day period up to the conversion date. The note plus accrued interest was $41,556 at December 31, 2015. The estimated Warrants total 722,715,902 and are valued at $0.0001 each at December 31, 2015.

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.434%
Exercise price	$0.0
Issuance date	August 11, 2015
Maturity date	August 11, 2016
Volatility	315.54%
Interest rate	.0%

During the second quarter of fiscal year 2016, the Company entered into a Securities Purchase Agreement with Beaufort Capital Partners, LLC, for the sale of a convertible promissory note in the principal amount of $40,000. The note bears no interest rate and is due on April 14, 2016. The note holder shall have the right to convert the note to the Company common stock at any time from the date of this note and the conversion price is 40% multiplied the lowest trading price. The note partially converted into common stock with 34,510,127 options converted, leaving the remaining debt value at $22,874 during the third quarter 2015. The estimated Warrants total 326,773,947, and are valued at $0.0001 each as of December 31, 2015.

The following table sets forth the inputs to the Black-Scholes model that was used to value the embedded derivative at December 31, 2015:

Stock price	$0.0001
Discount rate	.211%
Exercise price	$0.0
Issuance date	October 14, 2015
Maturity date	April 14, 2016
Volatility	315.54%
Interest rate	.0%

The Company reserved 23,625,000 shares of common stock for issuance upon full conversion of convertible debt.

NOTE 6 – EQUITY PURCHASE AGREEMENT

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

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

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

NOTE 7 – INCOME TAXES

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated the events subsequent to December 31, 2015 through the date these financials were able to be issued.

In February 2016, FLASR Inc. entered into a Convertible Note agreement with GW Holdings Group, LLC for $15,500. GW Holdings converted the Note into common stock shares at $.0001 par value.

In February 2016, FLASR Inc. entered into a Convertible Note agreement with Essex Global Investment Corp for $25,000. The Note matures on February 3, 2017 and accrued interest at 12.% per annum. The Note includes conversion provision with derivative provisions to convert into common shares equal to 50% of the lowest trading price as reported on the National Quotations Bureau OTCQB exchange.

On February 23, 2016, the Company filed an Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock (the "Series A Certificate of Designation") with the Secretary of State of the State of Nevada (the "Secretary of State") to reduce the number of authorized shares of Series A Convertible Preferred Stock thereunder to 2,500,000 shares and adjust each of the dividend, conversion and voting rights to a 2,000-to-1 ratio relative to the common stock of the Company, par value $0.001 per share (the "Common Stock").

FLASR Inc.

(Formerly: Language Arts Corp.)

Notes to Financial Statements

On February 23, 2016, the Company filed a Certificate of Designation and Preferences of Series A-1 Convertible Preferred Stock (the "Series A-1 Certificate of Designation") with the Secretary of State designating 2,500,000 shares of preferred stock of the Company having a par value of $0.001 per share as "Series A-1 Convertible Preferred Stock" (the "Series A-1 Preferred Stock").Each share of the Series A-1 Preferred Stock will receive 160 times the dividends declared and paid with respect to each share of Common Stock. The holders of the Series A-1 Preferred Stock will have the right to convert their Series A-1 Preferred Stock into fully paid and nonassessable shares (subject to certain adjustments as provided in the Series A-1 Certificate of Designation) of Common Stock at a conversion rate of 160 shares of Common Stock for each share of Series A-1 Preferred Stock.

On January 11, 2016, the Company filed a Certificate of Amendment (the "Certificate of Amendment") to the Company's Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-500 reverse stock split of all outstanding shares of common stock of the Company, par value $0.001 per share.

On January 12, 2016, Hallco Unlimited Inc. purchased a $40,000 Note agreement originally issued to Backenald Trading Company in March, 2015. The rights, title and ownership in and conversion rights have also been irrevocably sold, assigned and transferred. On February 24, 2016, Big Wave Stocks, Inc. purchased $3,000 of a $35,000 Note agreement originally issued to Backenald Trading Company in March, 2015. The Company issued a Notice of Conversion on March 8, 2016 and converted the $3,000 into 3,000,000 shares.

On February 24, 2016, Brett Rosen, purchased $5,000 of a $35,000 Note agreement originally issued to Backenald Trading Company in March, 2015. The Company issued a Notice of Conversion on March 8, 2016 and converted $3,000 into 3,000,000 shares, leaving $2,000 of purchased debt.

On February 24, 2016, Surf Financial Group, LLC purchased $7,000 of a $35,000 Note agreement originally issued to Backenald Trading Company in March, 2015. The Company issued a Notice of Conversion on March 8, 2016 and converted $3,000 into 3,000,000 shares, leaving $4,000 of purchased debt.

On February 24, 2016, Hallco Unlimited Inc. purchased $20,000 of a $35,000 Note agreement originally issued to Backenald Trading Company in March, 2015. The Company issued a Notice of Conversion on March 8, 2016 and converted $3,000 into 3,000,000 shares, leaving $17,000 of purchased debt.

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

Pursuant to the closing of the Purchase Agreement, on September 16, 2014 the Company acquired all of the issued and outstanding capital stock of FLASR Inc. from Mr. Dickson for 50,000,000 shares of the Company's common stock and FLASR became a wholly-owned subsidiary of the Company. As a result of the acquisition, management intends to focus the Company's business on FLASR's development and sale of the portable FLASRs for tobacco by-products.

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

Results of Operations

For the three months ended December 31, 2015 and December 31, 2014

Revenues

The Company generated $6,255 in revenues during the three months ended December 31, 2015, as compared to $11,331 in the prior corresponding period. This is due to a decrease in sales.

Total operating expenses

For the three months ended December 31, 2015, total operating expenses were ($112,442), consisting of general and administrative expenses of ($121,344), product advertising costs of $8,818, and amortization expense of $85. For the three months ended December 31, 2014, total operating expenses were $3,151,917, consisting of $3,008,176 in general and administrative expenses, $4,819 in preproduction costs, and $138,922 in product marketing costs. Operating expenses decreased $3,264,359 primarily due to reduced consulting, product advertising and preproduction expenses of $3,009,209, $130,104 and $4,819 respectively. The reduction is due to an overall decrease in spending and issuing stock for services.

Interest Expense

For the three months ended December 31, 2015, interest expense was $63,786 as compared to $7,395 in the prior corresponding period. The increase is primarily related to the increased amount of outstanding short-term debt and amortization of related debt issuance costs.

Unrealized loss on derivatives for convertible debt

For the three months ended December 31, 2015, unrealized loss on derivatives for convertible debt were $230,436 compared to $ - for the prior corresponding period. This is primarily due to the value of the stock decreasing to $.0001, requiring a reversal of the gain recorded in the prior quarter.

Cost of debt

For the three months ended December 31, 2015 expenses related to the cost of debt were $13,750 compared to $0 in the prior period. This is due to expenses related to short term notes during the quarter ended December 31, 2015.

Equity purchase agreement fees

There were no equity purchase agreement fees for the three months ended December 31, 2015 or for the prior corresponding period.

Net loss

For the three months ended December 31, 2015, the Company had a net loss of $185,649, as compared to a net loss for the three months ended December 31, 2014 of $3,156,182.

For the nine months ended December 31, 2015 and December 31, 2014

Revenues

The Company generated $9,359 in revenues during the nine months ended December 31, 2015, as compared to $15,061 in revenues for the prior corresponding period. This is due to a decrease in sales.

Total operating expenses

For the nine months ended December 31, 2015, total operating expenses were $324,461, consisting of general and administrative expenses ("SG&A") of $297,392, product advertising costs of $26,628, and amortization expense of $440. For the nine months ended September 30, 2014, total operating expenses were $3,260,880, consisting of $3,070,557 in general and administrative expenses, $45,169 in preproduction costs, $143,848 in product advertising costs, $1,182 in research and development, and $124 in amortization. Operating expenses decreased $2,936,419 primarily due to a decrease in general and administrative, product advertising, preproduction and research and development costs of $2,773,165, $117,220, $45,169 and $1,182 respectively and an increase of $316 in amortizations costs. The reduction is due to an overall decrease in spending and issuing stock for services.

Interest Expense

For the nine months ended December 31, 2015, interest expense was $157,056 as compared to $11,590 in the prior corresponding period. The increase is primarily related to the increased amount of outstanding short-term debt and amortization of related debt issuance costs.

Unrealized loss on derivatives for convertible debt

For the nine months ended December 31, 2015, unrealized gain on derivatives for convertible debt was $0 as well as for the corresponding period. This is because the decrease in stock price resulted in the conversion feature to no longer be beneficial to the company.

Cost of debt

For the three months ended December 31, 2015 expenses related to the cost of debt were $13,750 compared to $0 in the prior period. This is due to expenses related to short term notes during the quarter ended December 31, 2015.

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

Net loss

For the nine months ended December 30, 2015, the Company had a net loss of $640,916 as compared to a net loss of $3,267,619 in the prior corresponding period.

Liquidity and Capital Resources

As of December 31, 2015, the Company had approximately $488 in cash. We estimate that within the next 12 months we will need approximately $1,500,000 for the next twelve months to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the notes issued by the Company within the last several months, the Company has an aggregate of $1.2 million due and payable as short-term debt as of December 31, 2015. These convertible debentures mature throughout 2016.

As of December 31, 2015, the Company and its wholly owned subsidiary FLASR, had outstanding notes payable to Everett Dickson, the Company's sole officer and director, of $71,335. These notes are unsecured, payable upon demand and have no stated interest rate.

Going Concern

As of December 31, 2015, the Company had a total stockholders' deficit of approximately $(1,195,525) million. The ability of the Company to continue as a going concern is dependent on the Company obtaining net sales and adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Our auditors have issued a going concern opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three and nine months ended December 31, 2015. Approximately $(23,521) of net debt issuance costs have been deducted from the carrying amount of debt as of December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2015, the Company in consideration for services previously rendered, issued an additional 430,000 shares of common stock. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

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

3.1*

Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock filed on February 23, 2016 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

3.2*

Certificate of Designation and Preferences of Series A-1 Convertible Preferred Stock filed on February 23, 2016 (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016)

3.3*	Certificate of Amendment filed on January 11, 2016 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2016).

3.4*

Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock filed on November 23, 2015 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2015).

4.1*	Series A-1 Preferred Stock Warrant dated February 23, 2016 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

10.1*

Securities Purchase Agreement with Auctus Fund, LLC, dated February 5, 2016 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

10.2*

Convertible Promissory Note issued to Auctus Fund, LLC, dated February 5, 2016 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

10.3*

Amendment No. 1 to Convertible Promissory Note with Auctus Fund, LLC, dated January 24, 2016 (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

10.4*

Securities Purchase Agreement with GW Holdings Group, LLC, dated February 2, 2016 (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

10.5*

Convertible Promissory Note issued to GW Holdings Group, LLC, dated February 2, 2016 (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

26

10.6*

Securities Purchase Agreement with Essex Global Investment Corp., dated February 3, 2016 (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

10.7*

Convertible Promissory Note issued to Essex Global Investment Corp., dated February 3, 2016 (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2016).

10.8*

Memorandum of Understanding, dated as of January 13, 2016, between FLASR, Inc. and Craigstone Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).

10.9*

Series A Convertible Preferred Stock Purchase Agreement, dated as of November 19, 2015, between Flasr, Inc. and Everett M. Dickson (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2015).

10.10*

Promissory Note, dated as of November 19, 2015, between Flasr, Inc. and Everett M. Dickson (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2015).

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
_____________

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLASR INC.

Dated: April 1, 2016	By:	/s/ Everett Dickson
Everett Dickson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

28